Form 10QSB
period 1996-03-31
GATEWAY BANCSHARES INC /GA/
filed 1996-08-14
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For the three months                                      Commission file number
ended March 31, 1996                                                    33-80855


                            GATEWAY BANCSHARES, INC
                 (Name of small business issuer in its charter)


         Georgia                                                      58-2202210
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                      5102 Alabama Highway, P. O. Box 129
                            Ringgold, Georgia  30736
                    (Address of principal executive offices)

                                (706)  965-5500
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                   Yes         No   X
                                                    -----      -----

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    One (1)

Transitional Small Business Disclosure Format:  Yes         No   X  .
                                                    -----      -----

                               TABLE OF CONTENTS



                                                                                                   Page number
                                                                                                   -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .             3

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . .             9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .            10

                         Part I - Financial Information
                         Item I - Financial Statements
                            GATEWAY BANCSHARES, INC.
                         (a development stage company)

                                 BALANCE SHEET
                                  (unaudited)
                                 MARCH 31, 1996


                                     ASSETS


Cash                                                            $  3,473
Premises and equipment, net                                       24,225

Other intangible assets:
   Organization costs                                             61,966
   Stock opening costs                                            28,313
                                                                --------

         Total Assets                                           $117,977
                                                                ========


                LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities:
   Accrued interest                                             $  1,102
   Note payable - to organizers                                   40,500
   Note payable to Bank                                          130,500
                                                                --------

         Total Liabilities                                       172,102
                                                                --------

Stockholder's equity (deficit):
   Common stock ($5 par value; 10,000,000  shares
      authorized, 1 share issued and outstanding)                      5
   Capital surplus                                                     5
   Deficit accumulated during the pre-opening stage              (54,135)
                                                                --------

         Total stockholder's deficit                             (54,125)
                                                                --------

            Total Liabilities and Stockholder's Deficit         $117,977
                                                                ========

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                         (a development stage company)

                              STATEMENT OF INCOME


                                                            For the Period
                                      Three months           July 11, 1995
                                          ended             (inception) to
                                     March 31, 1996         March 31, 1996
                                     --------------         --------------
Revenue:                                $      0                $      0

Expenses:

   Personnel expense                    $ 41,584                  41,584

   Occupancy expense                       5,206                   5,206

   Interest expense                        1,371                   1,626

   Other pre-opening expenses              4,217                   5,719
                                        --------                --------

   Net loss                             $(52,378)               $(54,135)
                                        ========                ========

   Net loss per common share
     (based on 1 shareoutstanding)      $(52,378)               $(54,135)
                                        ========                ========

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                         (a development stage company)

                            STATEMENT OF CASH FLOWS


                                                                                   For the Period
                                                                   Three months     July 11, 1995
                                                                      ended        (inception) to
                                                                 March 31, 1996    March 31, 1996
                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (52,378)       $  (54,135)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Increase in accounts payable and accrued expenses                847              1,102
         Increase in organization costs                                (5,030)           (61,966)
         Increase in deferred stock offering costs                    (13,937)           (28,313)
                                                                    ---------        -----------

NET CASH USED BY OPERATING ACTIVITIES                                 (70,498)          (143,312)
                                                                    ---------        -----------

NET CASH USED IN INVESTING ACTIVITIES:
   Capital expenditures                                               (19,225)           (24,225)
                                                                    ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from organizers                                                 0             40,500
   Borrowing under line of credit                                      93,000            130,500
   Proceeds from issuance of common stock                                   0                 10
                                                                    ---------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              93,000            171,010
                                                                    ---------        -----------

Net increase in cash                                                    3,277              3,473
Cash, beginning of period                                                 196                  0
                                                                    ---------        -----------

Cash, end of period                                                 $   3,473        $     3,473
                                                                    =========        ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
   Interest  paid                                                   $     524        $       524
   Taxes paid                                                       $       0        $         0

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included the Company's special financial report filed under cover Form 10-KSB for the year ended December 31, 1995.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of a planned new bank in Ringgold, Georgia, to be called Gateway Bank & Trust, (the "Bank").

Prior to the Company's incorporation on October 3, 1995, organizational and pre-opening activities were conducted by the organizers through a general partnership. Commitments described in Notes 2 through 4 entered into by the partnership were subsequently assumed or will be assumed by the Company.

Activities since inception (July 11, 1995) have consisted of organizational and pre-opening activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

In October 1995, the Company issued 1 share of common stock to an organizing director for $10 in connection with the organization of the Company.

Premises and Equipment

Premises and equipment are stated at cost. No depreciation has been taken during the development and construction stage of the Company.

Pre- opening, organization and stock offering costs

Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and will be amortized on a straight-line basis over five years once the Bank commences operation. Stock offering costs have been deferred and will be charged to additional paid-in capital when the stock offering is completed. Additional stock offering, organizational and pre-opening costs are expected to be incurred.

Income taxes

The Company and the Bank are subject to federal and state income taxes. No taxes have been accrued or paid because of operating losses incurred during the pre-opening stage.

Net loss per common share

Net loss per common share is based on the number of shares outstanding for the periods presented.

NOTE 2- PROPOSED STOCK OFFERING:

The Company intends to sell to its organizers and the public, by subscription, a minimum of 625,000 shares of its $5 par value common stock up to a maximum of 700,000 shares for a purchase price of $10 per share. The organizers intend to purchase 14.8% of the shares under the minimum offering and 13.2% of the shares if the maximum offering is sold. The existing organizers and directors may, but are not obligated to purchase additional shares if such purchases are necessary to complete the minimum offering. The maximum aggregate number of shares that these organizers and directors may purchase is 312,500 shares or 50% of the minimum offering and 44.6% of the maximum offering.

The net proceeds of the stock offering will be used to repay the line of credit borrowings (Note 3), fund pre-opening expenses and capitalize the Bank. The Bank will use proceeds to construct a building, reimburse the Company for pre-opening expenses and provide working capital for the commencement of business.

NOTES TO FINANCIAL STATEMENTS (concluded)


NOTE 3- NOTE PAYABLE:

Organization and pre-opening expenses have been partially funded with borrowings under a $40,500 loan from the organizers at no interest. The Company also has established a line of credit with an independent bank for $250,000 at the prime rate. It is the intent of the Company's organizers to extend this line of credit if necessary until the time the Company's stock is sold.

NOTE 4- COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Organization and pre-opening expenses have been funded with a loan from the organizers to the Company, as described in Note 3.

On August 9, 1995, the organizers entered into an Option Agreement For Lease of Real Estate (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with two options to renew the lease for 10 years for each option. Pursuant to the Lease Agreement, the initial annual rental for the property shall not exceed 10% of the fair market value of the property as determined by qualified appraisers selected by the Company. The annual rental will be increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The initial annual rental will not exceed $25,000.
The organizers of the Bank obtained two appraisals of the property, the size of which is approximately 210 feet by 310 feet. The first, dated July 20, 1995, appraised the property at $3.75 per square foot. The second appraisal, dated August 8, 1995, appraised the property at $3.44 per square foot. Copies of the appraisals of the property were filed with the Bank's application to the Department of Banking and the FDIC. A proposed director of the Company is a co-owner of the property. In the opinion of the organizers, the terms of this Lease Agreement are at least as favorable to the Company as terms available from unrelated third parties.
The organizers plan to have a 12,000 sq. foot, two-story building constructed on the property. There will be six teller stations and four drive-through stations.

                         Part I.- Financial Information

       Item 2. Management's Discussion and Analysis on Plan of Operation

At March 31, 1996, the Company was a development stage enterprise and had no earnings from operations. The Company will be a one-bank holding company and will provide a full range of banking services to individual and corporate customers in the Catoosa County, Georgia and surrounding areas through its proposed wholly-owned bank subsidiary, the Bank. The Bank is to operate under a state charter granted by the Georgia Department of Banking and Finance and will serve its customers from its main banking facility under construction in Ringgold, Georgia. The Company and the Bank were formed in 1995 and the Company is a developmental stage enterprise. The Bank plans to begin business operations in 1996. Further discussion of the Company's financial condition and results of operations is included in the Notes to the Company's consolidated financial statements presented in another section of this Quarterly Report on Form 10-QSB.

The Company has secured an operating line of credit from an independent bank for $250,000 to fund pre-opening, organizational costs and stock issue costs until such time as the Company's stock is sold. The Company's organizers intend to extend this line of credit, if necessary, until proceeds from the stock sale are available. The Company expects to issue between 625,000 and 700,000 shares of its common stock at $10, within the next 12 months, for total gross proceeds of $6,250,000 to $7,000,000.

The Company, through its proposed bank subsidiary, expects to acquire premises, leasehold improvements, fixtures and equipment in the amount of approximately $1,750,000 within the next 12 months.

The Company, through its proposed bank subsidiary, intends to have an additional 14 employees, (in addition to the present 3), for operation of the Bank. These employees are expected to be added within the next 12 months.

                          Part II - Other Information

                   Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:

         Exhibit number                 Description of Exhibit                Page number
         --------------                 ----------------------                -----------
              11                   Computation of Earnings per Share              11

              27                        Financial Data Schedule
                                        (For the SEC use only)


(b) Reports on Form 8-K


The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.





Date August 12, 1996                /s/ Robert G. Peck
     ---------------                -------------------------------------------
                                        Robert G. Peck,
                                        President and Chief Executive Officer

Date August 12, 1996                /s/ Harle B. Green
     ---------------                -------------------------------------------
                                        Harle B. Green,
                                        Chairman and Chief Financial Officer