Form 10QSB
period 1996-06-30
GATEWAY BANCSHARES INC /GA/
filed 1996-08-14
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934



For the six months                                  Commission file number
ended June 30, 1996                                               33-80855



                           GATEWAY BANCSHARES, INC
               (Name of small business issuer in its charter)



 Georgia                                                       58-2202210
(State of Incorporation)               (I.R.S. Employer Identification No.)


                     5102 Alabama Highway, P. O. Box 129
                          Ringgold, Georgia  30736
                  (Address of principal executive offices)

                               (706)  965-5500
              (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                  Yes  X        No  .
                                                   ---         ---

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    One (1)

Transitional Small Business Disclosure Format: Yes             No  X .
                                                   ---            ---

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

                         Part I - Financial Information
                         Item I - Financial Statements
                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                                 JUNE 30, 1996


                                     ASSETS



Cash                                                             $  217,233
Federal funds sold                                                1,725,000
Investment securities                                             3,647,091
Bankers' acceptances                                                488,401
Premises and equipment, net                                          82,077
Prepaid expenses                                                         80
Other intangible assets:
 Organization costs                                                  59,492
                                                                 ----------
       Total Assets                                              $6,219,374
                                                                 ==========
                    LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Accrued liabilities                                            $        0
                                                                 ----------

       Total Liabilities                                                  0
                                                                 ----------

Stockholder's equity:
  Common stock ($5 par value; 10,000,000  shares
   authorized, 635,795 shares issued and outstanding)             3,178,975
  Capital surplus                                                 3,143,922
  Deficit accumulated during the pre-opening stage                 (103,523)
                                                                 ----------

        Total Stockholder's Equity                                6,219,374
                                                                 ----------
        Total Liabilities and Stockholder's Equity               $6,219,374
                                                                 ==========


See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                  For the Period
                                                              Three months        July 11, 1995
                                                                  ended          (inception) to
                                                              June 30, 1996       June 30, 1996
                                                              -------------      ---------------
Revenue From Earning Assets:

  Interest on investment securities                                 $  3,196      $   3,196
  Interest on bankers' acceptances                                       432            432
  Interest on federal funds sold                                       3,625          3,625
  Interest on amount held in escrow                                   35,355      $  35,355
                                                                    --------      ---------
Total Revenue From Earning Assets                                   $ 42,608      $  42,608

Interest expense                                                       3,201          4,827
                                                                    --------      ---------
Net interest income                                                   39,407         37,781

Expenses:

  Personnel expense                                                 $ 57,525         99,109

  Occupancy expense                                                      601          5,807

  Other pre-opening expenses                                          30,669         36,388
                                                                    --------      ---------
  Net loss                                                          $(49,388)     $(103,523)
                                                                    ========      =========
  Net loss per common share
   (based on 635,795 shares outstanding)                            $   (.08)     $    (.16)
                                                                    ========      =========



See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                For the Period
                                                            Three months        July 11, 1995
                                                              ended            (inception) to
                                                            June 30, 1996       June 30, 1996
                                                            -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(49,388)       $(103, 523)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Increase (decrease) in accounts payable and accrued
       expenses                                                  (1,182)              (80)
     (Increase) decrease in organization costs                    2,474           (59,492)
                                                             ----------        ----------

NET CASH USED BY OPERATING ACTIVITIES                           (48,096)         (163,095)
                                                             ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES:
     Purchase of investment securities                       (4,135,492)       (4,135,492)
     Capital expenditures                                       (57,852)          (82,077)
                                                             ----------        ----------
NET CASH USED BY INVESTING ACTIVITIES                        (4,193,344)       (4,217,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from organizers                                             0            40,500
 Payments to advances from organizers                           (40,500)          (40,500)
 Borrowing under line of credit                                       0           130,500
 Payments on line of credit                                    (130,500)         (130,500)
 Proceeds from issuance of common stock                       6,357,940         6,357,950
 Increase in deferred stock offering costs                       (6,740)          (35,053)
                                                             ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     6,180,200         6,322,897
                                                             ----------        ----------
NET INCREASE IN CASH                                          1,938,760         1,942,233
Cash, beginning of period                                         3,473                 0
                                                             ----------        ----------
Cash, end of period                                          $1,942,233        $1,942,233
                                                             ----------        ----------
SUPPLEMENTARY CASH FLOW INFORMATION:
 Interest  paid                                              $    4,303        $    4,827
 Taxes paid                                                  $        0                 0



See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's special financial report filed under cover Form 10-KSB for the year ended December 31, 1995.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of a planned new bank in Ringgold, Georgia, to be called Gateway Bank & Trust, (the "Bank").

Prior to the Company's incorporation on October 3, 1995, organizational and pre-opening activities were conducted by the organizers through a general partnership. Commitments described in Notes 2 and 3 entered into by the partnership were subsequently assumed or will be assumed by the Company.

Activities since inception (July 11, 1995) have consisted of organizational and pre-opening activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

In October 1995, the Company issued 1 share of common stock to an organizing director for $10 in connection with the organization of the Company. In second quarter of 1996, the Company issued 635,794 shares in its initial public offering of its common stock for $6,357,940.

The net proceeds of the stock offering were used to repay the line of credit borrowings (Note 2), fund pre-opening expenses and capitalize the Bank. On June 21, 1996, the Company acquired all 600,000 shares of the common stock of the Bank for $6,000,000. The Bank will use remaining proceeds to complete construction of the building, reimburse the Company for pre-opening expenses and provide working capital for the commencement of business.

Premises and Equipment

Premises and equipment are stated at cost. No depreciation has been taken during the development and construction stage of the Company.

Pre-opening, organization and stock offering costs

Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and will be amortized on a straight-line basis over five years once the Bank commences operation. Stock offering costs were charged to additional paid-in capital when the stock offering was completed during the second quarter. Additional stock offering, organizational and pre-opening costs are expected to be incurred.

Income taxes

The Company and the Bank are subject to federal and state income taxes. No taxes have been accrued or paid because of operating losses incurred during the pre-opening stage.

Net loss per common share

Net loss per common share is based on the number of shares outstanding for the periods presented.

NOTE 2- NOTE PAYABLE:

Organization and pre-opening expenses have been partially funded with borrowings under a $40,500 loan from the organizers at no interest. The Company also has established a line of credit with an independent bank for $250,000 at the prime rate. The borrowings from the organizers and the bank line of credit were paid in full at the time proceeds were received from the stock issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)


NOTE 3 - COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Organization and pre-opening expenses have been funded with a loan from the organizers to the Company, as described in Note B.

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

                         Part I.- Financial Information

       Item 2. Management's Discussion and Analysis on Plan of Operation

At June 30, 1996, the Company was a development stage enterprise and had no earnings from operations. The Company will be a one-bank holding company and will provide a full range of banking services to individual and corporate customers in the Catoosa County, Georgia and surrounding areas through its proposed wholly-owned bank subsidiary, the Bank. The Bank is to operate under a state charter granted by the Georgia Department of Banking and Finance and will serve its customers from its main banking facility under construction in Ringgold, Georgia. The Company and the Bank were formed in 1995 and the Company is a developmental stage enterprise. The Bank plans to begin business operations in 1996. Further discussion of the Company's financial condition and results of operations is included in the Notes to the Company's consolidated financial statements presented in another section of this Quarterly Report on Form 10-QSB.

The Company, through its bank subsidiary, expects to acquire premises, leasehold improvements, fixtures and equipment in the amount of approximately $1,750,000 within the next 12 months.

The Company, through its bank subsidiary, intends to have an additional 14 employees, (in addition to the present 3), for operation of the Bank. These employees are expected to be added within the next 12 months.

                          Part II - Other Information

                   Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit number         Description of Exhibit        Page number


         11             Computation of Earnings per Share      11

         27                 Financial Data Schedule
                            (For the SEC use only)

(b) Reports on Form 8-K


The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.





Date August 12, 1996                  /s/ Robert G. Peck
     ---------------                  -----------------------------------------
                                          Robert G. Peck,
                                          President and Chief Executive Officer

Date August 12, 1996                  /s/ Harle B. Green
     ---------------                  -----------------------------------------
                                          Harle B. Green,
                                          Chairman and Chief Financial Officer