Form 10QSB
period 1996-09-30
GATEWAY BANCSHARES INC /GA/
filed 1996-11-13
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


For the nine months                                       Commission file number
ended September 30, 1996                                                33-80855


                            GATEWAY BANCSHARES, INC
                 (Name of small business issuer in its charter)




    Georgia                                                           58-2202210
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                      5102 Alabama Highway, P. O. Box 129
                            Ringgold, Georgia  30736
                    (Address of principal executive offices)

                                (706)  965-5500
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                            Yes  X     No
                                                            -----     -----

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    679,048

Transitional Small Business Disclosure Format:           Yes        No  X
                                                            -----     -----

                               TABLE OF CONTENTS

                                                                                            Page number
                                                                                            -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2.   Management's Discussion and Analysis of Plan of Operation. . . . . . . . . . . .       9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .      10

                         Part I - Financial Information
                         Item I - Financial Statements
                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                               SEPTEMBER 30, 1996


                                     ASSETS


Cash                                                                $        16,271
Federal funds sold                                                        1,185,000
Investment securities                                                     5,179,902
Premises and equipment, net                                                 158,304
Other assets                                                                 33,257
Other intangible assets:
  Organization costs                                                         59,492
                                                                    ---------------

       Total Assets                                                 $     6,632,226
                                                                    ===============


                     LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Accrued liabilities                                               $             0
                                                                    ---------------

       Total Liabilities                                                          0
                                                                    ---------------

Stockholder's equity:
  Common stock ($5 par value; 10,000,000  shares
   authorized, 679,048 shares issued and outstanding)                     3,395,240
  Capital surplus                                                         3,360,187
  Deficit accumulated during the pre-opening stage                         (123,201)
                                                                    ---------------

       Total Stockholder's Equity                                         6,632,226
                                                                    ---------------

         Total Liabilities and Stockholder's Equity                 $     6,632,226
                                                                    ===============


See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                                    For the Period
                                                            Three months            July 11, 1995
                                                                ended               (inception) to
                                                            Sept 30, 1996           Sept 30, 1996
                                                           --------------           --------------


Revenue From Earning Assets:

 Interest on investment securities                         $       74,732           $       78,360
 Interest on federal funds sold                                    12,942                   16,567
 Interest on amount held in escrow                                    272                   35,627
                                                           --------------           --------------

Total Revenue From Earning Assets                                  87,946                  130,554

Interest expense                                                        0                    4,827
                                                           --------------           --------------

Net interest income                                                87,946                  125,727

Expenses:

 Personnel expense                                                 60,992                  160,101

 Occupancy expense                                                 5,634                    11,441

 Other pre-opening expenses                                        40,998                   77,386
                                                           --------------           --------------

Net loss                                                   $      (19,678)          $     (123,201)
                                                           ==============           --------------

Net loss per common share
  (based on 679,048 shares outstanding)                    $         (.03)          $         (.18)
                                                           ==============           ==============





See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                                                       For the Period
                                                                     Three months      July 11, 1995
                                                                        ended          (inception) to
                                                                    Sept 30, 1996      Sept 30, 1996
                                                                    -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $     (19,678)     $     (123,201)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Increase (decrease) in accounts payable and accrued
       expenses                                                           (33,177)            (33,257)
         (Increase) decrease in organization costs                              0             (59,492)
                                                                    -------------      --------------

NET CASH USED BY OPERATING ACTIVITIES                                     (52,855)           (215,950)
                                                                    -------------      --------------

CASH USED FROM INVESTING ACTIVITIES:
 Purchase of investment securities                                     (1,044,410)         (5,179,902)
 Capital expenditures                                                     (76,227)           (158,304)
                                                                    -------------      --------------
NET CASH USED BY INVESTING ACTIVITIES                                  (1,120,637)         (5,338,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from organizers                                                       0              40,500
 Payments to advances from organizers                                           0             (40,500)
 Borrowing under line of credit                                                 0             130,500
 Payments on line of credit                                                     0            (130,500)
 Proceeds from issuance of common stock                                   432,530           6,790,480
 Increase in deferred stock offering costs                                      0             (35,053)
                                                                    -------------      --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 432,530           6,755,427
                                                                    -------------      --------------

NET INCREASE IN CASH                                                     (740,962)          1,201,271
Cash, beginning of period                                               1,942,233                   0
                                                                    -------------      --------------

Cash, end of period                                                 $   1,201,271      $    1,201,271
                                                                    =============      ==============

SUPPLEMENTARY CASH FLOW INFORMATION:
 Interest  paid                                                     $           0      $        4,827
 Taxes paid                                                         $           0      $            0

See notes to financial statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 and the period from July 11, 1995 (inception) to September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's special financial report filed under cover Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of a planned new bank in Ringgold, Georgia, to be called Gateway Bank & Trust, Inc. (the "Bank").

Prior to the Company's incorporation on October 3, 1995, organizational and pre-opening activities were conducted by the organizers through a general partnership. Commitments described in Notes 3 and 4 entered into by the partnership were subsequently assumed by the Company.

Activities since inception (July 11, 1995) have consisted of organizational and pre-opening activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

In October 1995, the Company issued 1 share of common stock to an organizing director for $10 in connection with the organization of the Company. In the second quarter of 1996, the Company issued 635,794 shares in its initial public offering of its common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)


for $6,357,940. In the third quarter of 1996, the Company issued an additional 43,253 shares in its initial public offering for $432,530.

The net proceeds of the stock offering were used to repay the line of credit borrowings (Note 3), fund pre-opening expenses and capitalize the Bank. On June 21, 1996, the Company acquired all 600,000 shares of the common stock of the Bank for $6,000,000. The Bank will use such proceeds to complete construction of the building, reimburse the Company for pre-opening expenses and provide working capital for the commencement of business.

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

NOTE 3- NOTE PAYABLE:

Organization and pre-opening expenses were partially funded with borrowings under a $40,500 loan from the organizers at no interest. The Company also has established a line of credit with an independent bank for $250,000 at the
prime rate.   The borrowings from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, concluded)


the organizers and the bank line of credit were paid in full at the time proceeds were received from the stock issuance.

NOTE 4 - COMMITMENTS AND RELATED PARTY TRANSACTIONS:

Organization and pre-opening expenses were initially funded with a loan from the organizers to the Company, as described in Note 3.

On July 1, 1996, the organizers entered into a Ground Lease Agreement (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional periods of 10 years thereafter. The maximum term is fifty years but may be limited to forty years in certain events. The annual rental for the first three years of the lease term is $20,480. Annual rent for the fourth and subsequent years will be increased each year by the increase in the consumer price index, published in The Wall Street Journal.

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

A director of the Company is a co-owner of the property. In the opinion of the organizers, the terms of this Lease Agreement are at least as favorable to the Company as terms available from unrelated third parties.

The organizers plan to have a 12,000 sq. foot, two-story building constructed on the property. There will be six teller stations and four drive-through stations.

                         Part I.- Financial Information

       Item 2. Management's Discussion and Analysis of Plan of Operation

At September 30, 1996, the Company was a development stage enterprise and had no earnings from operations. The Company will be a one-bank holding company and will provide a full range of banking services to individual and corporate customers in the Catoosa County, Georgia and surrounding areas through its proposed wholly-owned bank subsidiary, the Bank. The Bank is to operate under a state charter granted by the Georgia Department of Banking and Finance and will serve its customers from its main banking facility under construction in Ringgold, Georgia. The Company and the Bank were formed in 1995. The Bank plans to begin business operations in 1997. Further discussion of the Company's financial condition and results of operations is included in the Notes to the Company's consolidated financial statements presented in another section of this Quarterly Report on Form 10-QSB.

The Company, through its bank subsidiary, expects to acquire premises, leasehold improvements, fixtures and equipment in the amount of approximately $1,750,000 within the next nine (9) months.

The Company, through its bank subsidiary, intends to have an additional 14 employees, (in addition to the present 3), for operation of the Bank. These employees are expected to be added within the next nine (9) months.

                          Part II - Other Information

                   Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:


     Exhibit number              Description of Exhibit           Page number
     --------------              ----------------------           -----------
          10                     Ground Lease Agreement

          11               Computation of Earnings per Share           11

          27                     Financial Data Schedule
                                 (For the SEC use only)



(b) Reports on Form 8-K


The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.





Date November 11, 1996                     /s/ Robert G. Peck                .
     -----------------                         -------------------------------
                                               Robert G. Peck,
                                               President and Chief Executive
                                               Officer


Date November 11, 1996                     /s/ Harle B. Green                .
     -----------------                     -----------------------------------
                                               Harle B. Green,
                                               Chairman and Chief Financial
                                               Officer