Form 10KSB40
period 1996-12-31
GATEWAY BANCSHARES INC /GA/
filed 1997-03-24
CIK 1007029

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-KSB

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                       EFFECTIVE OCTOBER 7, 1996].

                       FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                                OR

        [  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       FOR THE TRANSITION PERIOD
                       FROM                 TO
                            ---------------    ---------------


                        COMMISSION FILE NUMBER: 33-80855

                            GATEWAY BANCSHARES, INC.

                 (Name of Small Business Issuer in Its Charter)

                  GEORGIA                                           58-2202210
      (State or Other Jurisdiction of                            (I.R.S. Employer
       Incorporation or Organization)                          Identification No.)

     5102 ALABAMA HIGHWAY, P.O. BOX 129                               30736
             RINGGOLD, GEORGIA                                      (Zip Code)
  (Address of Principal Executive Offices)

        Issuer's Telephone Number, Including Area Code:   (706) 965-5500

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.   Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $221,224

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$5,247,430

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 679,048 AS OF MARCH 19, 1997.

     Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

                             EXHIBIT INDEX ON PAGE
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I...................................................................   1
ITEM 1.      DESCRIPTION OF BUSINESS.....................................   1
ITEM 2.      DESCRIPTION OF PROPERTIES...................................   8
ITEM 3.      LEGAL PROCEEDINGS...........................................   9
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   9
PART II..................................................................  10
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................  10
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................  11
ITEM 7.      FINANCIAL STATEMENTS........................................  16
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................  34
PART III.................................................................  31
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT.........................................................  31
ITEM 10.     EXECUTIVE COMPENSATION......................................  32
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  33
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  34
ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB..................  35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                  THE COMPANY

     The Company was incorporated as a Georgia business corporation on October 3, 1995, and became a bank holding company by acquiring all of the Common Stock of Gateway Bank & Trust (In Organization) (the "Bank"). The Company expects that the Bank will begin operation in the second quarter of 1997. The Bank is the only subsidiary of the Company.

     The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

     The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business -- Bank Holding Company Regulation."

                                    THE BANK

GENERAL

     The Bank plans to begin business in the second quarter of 1997 as a full-service commercial bank and trust company. The Bank will offer personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank will also offer consumer/installment loans, construction loans, commercial loans and home equity lines of credit. In addition, the Bank will provide such services as official bank checks and money orders, Mastercard credit cards, safe deposit box, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security check, U.S. Savings Bonds, wire transfer of funds and a night depository.

PHILOSOPHY

     The philosophy of the Bank's management ("Management") is to emphasize prompt and responsive personal service to residents of Ringgold, Georgia, as well as other communities located in Catoosa County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank will offer residents in Catoosa and surrounding counties the benefits associated with a locally owned and managed bank. Management intends to implement an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank. In addition, the President, Executive Vice President and Chief Financial Officer of the Bank have substantial banking experience in Catoosa County, which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. The Bank's directors are active members of the business communities in Ringgold and around Catoosa County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

     The Bank is located in Ringgold, Georgia. The Bank's primary market area is defined as Catoosa County, Georgia, from which the Bank expects to draw a majority of its business. The Bank's marketing efforts will also be focused in the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank will compete for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. There are four commercial banks with nine offices and two federal credit unions located in Catoosa County. These financial institutions offer all of the services that the Bank will offer.

LOAN PORTFOLIO

     LENDING POLICY. The Bank is being established to support Catoosa County and the immediately-surrounding counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. Consequently, the Bank will aggressively seek creditworthy loans within a limited geographic area. The Bank's primary commercial lending function will be to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank plans to make real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank plans to avoid concentrations of loans to a single industry or based on a single type of collateral.

     The Bank's legal lending limits will be 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Of the Bank's initial $6,000,000 in capital, $3,000,000 will be allocated to common stock, $2,400,000 to paid-in capital and $600,000 will be set aside as an expense fund to cover pre-opening expenses and potential losses in its first year of operation. The $600,000 expense fund will not be included in the Bank's statutory capital base. Accordingly, the Bank's initial legal lending limits will be $810,000 for unsecured loans and $1,350,000 for secured loans. While the Bank expects generally to employ more conservative lending limits, the Board of Directors will have discretion to lend up to the legal lending limits as described above.

     REAL ESTATE LOANS. The Bank will make and hold real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. The Bank will require a first lien position on the land associated with the construction project and will offer these loans to professional building contractors and homeowners. Loan disbursements will require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans will be predominantly 75% of the lower of the as-built appraised value or project cost, and will be a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

     CONSUMER LOANS. The Bank plans to make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     COMMERCIAL LOANS. Commercial lending will be directed principally toward small to mid-size businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     INVESTMENTS. In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.

     DEPOSITS. The Bank plans to establish solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The primary means used to attract deposits will be an aggressive marketing plan in the overall service area, a broad product line, and competitive services. The primary sources of deposits will be residents of, and businesses and their employees located in, Catoosa County, and to a lesser extent, Walker County and Whitfield County in Georgia and Hamilton County in Tennessee obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits will be generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

     ASSET AND LIABILITY MANAGEMENT. The Bank intends to manage its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions will be conducted within the framework of written loan and investment policies which the Bank will adopt. The Bank will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.

                                   EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries employed three full-time employees and two part-time employees. The Company considers its relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     The bank subsidiary of the Company will be a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits will be insured by the FDIC to the maximum extent provided by law. Such subsidiary will also be subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it will be supervised and examined by one or more state or federal bank regulatory agencies.

     The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") will regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     The Company will be a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, will be dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank will be subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     The capital levels established for each of the categories are as follows:

                                                 TOTAL           TIER 1 RISK-
   CAPITAL CATEGORY     TIER 1 CAPITAL     RISK-BASED CAPITAL    BASED CAPITAL        OTHER
   ----------------     ---------------    ------------------    -------------    --------------
Well Capitalized......  5% or more         10% or more           6% or more       Not subject to
                                                                                  a capital
                                                                                  directive
Adequately
  Capitalized.........  4% or more         8% or more            4% or more       --
Undercapitalized......  less than 4%       less than 8%          less than 4%     --
Significantly
  Undercapitalized....  less than 3%       less than 6%          less than 3%     --
Critically
  Undercapitalized....  2% or less         --                    --               --
                        tangible
                        equity.........

     For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association

Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

     In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's corporate office and the Bank are located at 5102 Alabama Highway, Ringgold, Georgia. The building is being leased by the Bank.

     On August 9, 1995, the organizers of the Company entered into a Ground Lease For Lease (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years in certain events. The annual rental for the first three years of the lease term is $20,480. Annual rent for the fourth and subsequent years will be increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication.

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

     The organizers plan to have a 12,000 square foot, two-story building constructed on the property. There will be six teller stations and four drive-through stations.

     The Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     There is currently no market for the shares of Common Stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company and its subsidiary for the past year and the period since inception. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Unless otherwise noted, the discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

INTRODUCTION

     The Company was in the developmental stages at December 31, 1996. It is a one-bank holding company which expects to provide a full range of banking services to individual and business customers in the Catoosa County, Georgia and surrounding areas through its wholly owned subsidiary, Gateway Bank & Trust. The Company and the Bank were formed in 1995. The Bank has been granted a charter by the Georgia Department of Banking and Finance, and expects to begin full operation in second quarter 1997. The Company expects that conditions to receiving a permit to commence operations from the Georgia Department of Banking and Finance will be met. The Bank's facilities are presently under construction in Ringgold, Georgia. The Company is funding operations from income earned on investments and from capital raised through the issue of its common stock in 1996. Further discussion of the Company's financial condition and results of operation is included in Notes 1 through 15 to the Company's consolidated financial statements presented in another section of this annual report on Form 10-KSB.

EARNINGS SUMMARY

     The Company's loss of $131,833 represents the excess of pre-opening and operating costs over interest income on investments and deposits in other banks. The Company's loss per share in 1996 was $0.19.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income on investments is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $221,224 in 1996 which reflects earnings on funds invested from proceeds of the Company's sale of stock.

  INTEREST EXPENSE

     The Company incurred interest expense on temporary organizational loans incurred to fund pre-opening expenses until such time as the offering of its common stock was complete. These loans were paid in June, 1996, from proceeds of the stock offering.

  NON-INTEREST EXPENSE

     Non-interest expense totaled $348,485 for 1996, and $1,502 in 1995. The increase reflects the hiring of staff, acquisition of office space and other expenses necessary for the operation of the Company. The Company currently has a staff of four people and expects to hire an additional thirteen within the next six months.

  INCOME TAXES

     The Company's net operating losses incurred in 1996 and 1995 totaling $133,590, are to be utilized in subsequent years to offset net income. Future tax liabilities are to be reduced by these liabilities which include losses sustained during the pre-opening stage of the Company.

FINANCIAL CONDITION

  EARNING ASSETS

     The Company's earning assets include interest bearing deposits in other banks, federal funds sold, and investment securities.

     The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk and maintaining liquidity for the completion of the Bank's facilities and initial operations upon opening of the Bank.

  NON-EARNING ASSETS

     Non-earning assets include premises and equipment of $548,390 and $5,000 at December 31, 1996 and 1995, respectively. Depreciation has been provided for those assets that have been placed in service in 1996. The Company expended $548,568 for building construction, furniture, fixtures and equipment in 1996, for a cumulative total of $553,568. The Company expects to spend approximately $1,200,000 for the completion of the building and additional furniture, fixtures and equipment prior to opening the bank.

     The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The Bank building is currently under construction. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

     Accrued interest was $42,844 at December 31,1996, and is derived from the investment by the Company and the Bank of available proceeds from the stock offering by the Company.

     Other assets consist of the organization costs of the Company and the Bank. Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Organization costs have been capitalized and are amortized on a straight line basis over a period of five years. Total organization costs are $59,492 of which $1,284 has been amortized in 1996.

  INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

     The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the intention to hold such securities for the foreseeable future except for providing funds for the completion of the Bank's facilities and to fund additional costs to be incurred prior to opening the Bank. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1996 gross investment securities sales were $1 million and maturities were $3.95 million. No gains or losses were realized on securities transactions. Gross unrealized gains in the portfolio amounted to $793 at year end 1996 and unrealized losses amounted to $9,069.

  LIABILITIES

     Liabilities consist primarily of building construction contract amounts payable at year-end 1996, and short term loans to fund organizational and pre-opening costs at year-end 1995.

LIQUIDITY AND CAPITAL RESOURCES

  CAPITAL RESOURCES

     A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering. During 1996, the Company issued 679,048 shares of its common stock at $10 per share. The Company allocated $3,395,240 to common stock, and $3,357,637, (after the payment of $37,603 in stock issue costs), to additional paid in capital. In

June, 1996, the Company capitalized the Bank by the purchase of all the Bank's outstanding common stock for $6,000,000.

     Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's capital exceeds the required ratios at year-end 1996. The Bank will be subject to these guidelines upon receiving a permit to begin operation from the Georgia Department of Banking and Finance,
(DBF). In addition to the capital standards imposed by federal banking regulators, the DBF has imposed an 8% capital ratio for the first three years of operation as a condition to the approval of the Bank's charter. This standard, which exceeds the requirements as discussed above, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and the allowance for loan losses. After the initial three years of operation, the Bank will be subject to a 6% ratio.

     Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of December 31, 1996 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

  LIQUIDITY

     Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the subsidiary's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

     The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both will, therefore, be monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment securities. The Bank had no loans as of year-end 1996. Investment securities maturing in one year or less equaled $3.6 million, or 71.5 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold.

  INTEREST RATE SENSITIVITY MANAGEMENT

     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five year, over five year, and on a cumulative basis.

     Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Upon opening of the Bank, management from time to time will use this analysis and assume calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

  IMPACT OF INFLATION AND CHANGING PRICES

     A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

     Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the security portfolios and the data on the interest sensitivity of liabilities should be considered.

  CONCLUSION

     Management of the Bank expects to complete its building, acquire all necessary furniture, fixtures and equipment, hire and train staff, and receive its permit to commence operation from the Georgia Department of Banking and Finance within the first six months of 1997. While no assurance can be given that the Bank will grow and be profitable, management remains optimistic as to the prospects for growth and profitability, based on the growth of the Catoosa County, Georgia area, the proximity to Chattanooga, Tennessee, and management's perception of the need for a community bank.

     The foregoing statement is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the local economy, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                           FOR FINANCIAL INFORMATION

                    Gateway Bancshares, Inc. and Subsidiary

     The management of Gateway Bancshares, Inc. and Subsidiary is responsible for the preparation, integrity, and objectivity of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

     In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that (i) transactions are authorized and recorded in accordance with established procedures, (ii) assets are safeguarded, and (iii) proper and reliable records are maintained.

     The concept of reasonable assurance is based on the recognition that the cost of internal control systems should not exceed the related benefits. As an integral part of internal control systems, the Company maintains a professional staff of internal auditors who monitor compliance and assess the effectiveness of internal control systems and coordinate audit coverage with independent certified public accountants.

     The responsibility of the Company's independent certified public accountants is limited to an expression of their opinion as to the fairness of the financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in their report.

     The Board of Directors is responsible for insuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the financial statements. The Audit Committee meets periodically with both management and the independent certified public accountants to assure that each is carrying out its responsibilities. The independent certified public accountants have full and free access to the Audit Committee and Board of Directors and may meet with them, with and without management being present, to discuss auditing and financial reporting matters.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

GATEWAY BANCSHARES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

                                                              PAGE(S)
                                                              -------
Financial Statements
Independent Auditor's Report................................    17
Consolidated Statements of Financial Condition as of
  December 31, 1996 and 1995................................    18
Consolidated Statements of Income for the years (period)
  ended December 31, 1996 and 1995..........................    19
Consolidated Statements of Shareholders' Equity for the
  years (period) ended December 31, 1996 and 1995...........    23
Consolidated Statements of Cash Flows for the years (period)
  ended December 31, 1996 and 1995..........................    21
Notes To Consolidated Financial Statements..................    22

                 [HENSLEY, LAND & ASSOCIATES, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Gateway Bancshares, Inc. and Subsidiary

     We have audited the accompanying consolidated statements of financial condition of Gateway Bancshares, Inc., (a development stage company), and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years (period) ended December 31, 1996 and 1995 and for the period from July 11, 1995 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gateway Bancshares, Inc., (a development stage company) and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years (period) ended December 31, 1996 and 1995 and for the period from July 11, 1995 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          Hensley, Land & Associates, P.C.

Ellijay, Georgia
March 19, 1997

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996            1995
                                                              ----------      ----------
                                         ASSETS
Cash........................................................  $      -0-      $      -0-
Due from banks..............................................      30,615             196
Federal funds sold..........................................     850,000             -0-
Securities available for sale...............................   1,491,574             -0-
Securities held to maturity, estimated fair value of
  $3,678,250 for 1996.......................................   3,682,579             -0-
Premises and equipment, net.................................     548,390           5,000
Accrued interest............................................      42,844             -0-
Other assets................................................      58,208          71,312
                                                              ----------      ----------
          Total Assets......................................  $6,704,210      $   76,508
                                                              ==========      ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Notes payable.............................................  $      -0-      $   78,255
  Other liabilities.........................................      88,870             -0-
                                                              ----------      ----------
          Total Liabilities.................................      88,870          78,255
                                                              ----------      ----------
Shareholders' Equity
  Common stock, par value $5 per share, 10,000,000 shares
     authorized, 679,048 shares issued and outstanding for
     1996 and 1 for 1995....................................   3,395,240               5
  Additional paid in capital................................   3,357,637               5
  Deficit accumulated during the pre-opening stage..........    (133,590)         (1,757)
  Unrealized gains (losses) on investment securities
     available for sale, net of deferred or tax benefit.....      (3,947)            -0-
                                                              ----------      ----------
          Total Shareholders' Equity........................   6,615,340          (1,747)
                                                              ----------      ----------
          Total Liabilities and Shareholders' Equity........  $6,704,210      $   76,508
                                                              ==========      ==========

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                                       FOR THE YEAR     FOR THE PERIOD     FOR THE PERIOD
                                                          ENDING            ENDING          JULY 11, 1995
                                                       DEC 31, 1996      DEC 31, 1995      TO DEC 31, 1996
                                                      ---------------   --------------   -------------------
Interest Income
  Interest on investment securities:
     Taxable securities.............................     $ 157,273         $   -0-            $ 157,273
     Interest on federal funds sold.................        28,142             -0-               28,142
     Interest on deposits in other banks............        35,809             -0-               35,809
                                                         ---------         -------            ---------
          Total Interest Income.....................       221,224             -0-              221,224
                                                         ---------         -------            ---------
Interest Expense
  Interest on notes payable.........................         4,572             255                4,827
                                                         ---------         -------            ---------
          Total Interest Expense....................         4,572             255                4,827
                                                         ---------         -------            ---------
Net Interest Income (Loss)..........................       216,652            (255)             216,397
                                                         ---------         -------            ---------
Noninterest Expenses
  Salaries and employee benefits....................       229,277             -0-              229,277
  Occupancy expense.................................        23,277             -0-               23,277
  Furniture and equipment expense...................         6,837             -0-                6,837
  Other operating expenses..........................        89,094           1,502               90,596
                                                         ---------         -------            ---------
          Total Noninterest Expenses................       348,485           1,502              349,987
                                                         ---------         -------            ---------
Income (Loss) before income taxes...................      (131,833)         (1,757)            (133,590)
Income tax (provision) benefit......................           -0-             -0-                  -0-
                                                         ---------         -------            ---------
Net Income (Loss)...................................     $(131,833)        $(1,757)           $(133,590)
                                                         =========         =======            =========
Earnings (Loss) Per Common Share -- Primary and
  Fully Diluted
  Net earnings (Loss) common share..................     $   (0.19)        $ (0.01)           $   (0.20)
  Weighted average common shares outstanding........       679,048         679,048              679,048

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            FOR THE YEARS (PERIOD) ENDING DECEMBER 31, 1996 AND 1995
       AND FOR THE PERIOD JULY 11, 1995 (INCEPTION) TO DECEMBER 31, 1996

                                                          ACCUMULATED      UNREALIZED
                                COMMON       CAPITAL       EARNINGS      GAINS (LOSSES)
                                STOCK        SURPLUS       (DEFICIT)     ON SECURITIES       TOTAL
                              ----------    ----------    -----------    --------------    ----------
Balance at July 11, 1995....  $      -0-    $      -0-     $     -0-        $   -0-        $      -0-
Net Loss -- 1995............         -0-           -0-        (1,757)           -0-            (1,757)
Issuance of Common Stock....           5             5           -0-            -0-                10
                              ----------    ----------     ---------        -------        ----------
Balance at December 31,
  1995......................           5             5        (1,757)           -0-            (1,747)
Issuance of Common Stock....   3,395,240     3,395,240           -0-            -0-         6,790,480
Stock offering costs........         -0-       (37,603)          -0-            -0-           (37,603)
Retirement of Common Stock..          (5)           (5)          -0-            -0-               (10)
Net Loss -- 1996............         -0-           -0-      (131,833)           -0-          (131,833)
Net Changes in Unrealized
  Gains (losses) on
  Securities................         -0-           -0-           -0-         (3,947)           (3,947)
                              ----------    ----------     ---------        -------        ----------
Balance at December 31,
  1996......................  $3,395,240    $3,357,637     $(133,590)       $(3,947)       $6,615,340
                              ==========    ==========     =========        =======        ==========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                                     FOR THE          FOR THE
                                                   YEAR ENDING     PERIOD ENDING     FOR THE PERIOD
                                                   DECEMBER 31,    DECEMBER 31,     JULY 11, 1995 TO
                                                       1996            1995         DECEMBER 31, 1996
                                                   ------------    -------------    -----------------
Operating activities:
  Net income (loss)..............................  $  (131,833)      $ (1,757)         $  (133,590)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Provision for depreciation and
       amortization..............................        6,462            -0-                6,462
     Amortization of investment security premiums
       and accretion of discounts................     (115,539)           -0-             (115,539)
     Increase in accrued interest receivable.....      (42,844)           -0-              (42,844)
     Increase (decrease) in accrued interest
       expense...................................         (255)           255                  -0-
     Change in other assets and liabilities......      100,690        (71,312)              29,378
                                                   -----------       --------          -----------
          Net cash used in operating
            activities...........................     (183,319)       (72,814)            (256,133)
                                                   -----------       --------          -----------
Investing activities:
  Proceeds from sales of securities available for
     sale........................................    1,000,000            -0-            1,000,000
  Proceeds from maturity of securities available
     for sale....................................    3,949,173            -0-            3,949,173
  Purchase of securities available for sale......   (2,495,347)           -0-           (2,495,347)
  Purchase of securities held to maturity........   (7,516,387)           -0-           (7,516,387)
  Capital expenditures...........................     (548,568)        (5,000)            (553,568)
                                                   -----------       --------          -----------
          Net cash provided by investing
            activities...........................   (5,611,129)        (5,000)          (5,616,129)
                                                   -----------       --------          -----------
Financing activities:
  Proceeds from notes payable....................      189,000         78,000              267,000
  Repayment of notes payable.....................     (267,000)           -0-             (267,000)
  Issuance of common stock.......................    6,790,480             10            6,790,490
  Stock issue costs..............................      (37,603)           -0-              (37,603)
  Retirement of common stock.....................          (10)           -0-                  (10)
                                                   -----------       --------          -----------
          Net cash provided by financing
            activities...........................    6,674,867         78,010            6,752,877
                                                   -----------       --------          -----------
Net increase in cash and cash equivalents........      880,419            196              880,615
Cash and cash equivalents at beginning of year...          196            -0-                  -0-
                                                   -----------       --------          -----------
Cash and cash equivalents at end of year.........  $   880,615       $    196          $   880,615
                                                   ===========       ========          ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
     Interest....................................  $     4,827       $    -0-          $       -0-
     Income taxes................................  $       -0-       $    -0-          $       -0-
Supplemental schedule of non-cash investing and
  financing activities:
  None

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     GATEWAY BANCHARES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Gateway Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Gateway Bank & Trust (the "Bank"). The Company was formed in October 1995 for the purpose of acquiring all the outstanding stock of Gateway Bank & Trust, and operating as a bank holding company. On June 21, 1996 Gateway Bank & Trust was capitalized and became a wholly owned subsidiary of the Company. Transactions by the organizers prior to the formation of the Company have been assumed by the Company. Unless otherwise indicated herein, the financial results of the Company refer to the Company and the Bank on a consolidated basis. Intercompany accounts have been eliminated upon consolidation.

     Nature of Operations: The Bank is intended to provide a full range of banking services to individual and small to medium business customers in Catoosa County, Georgia and surrounding areas. On December 11, 1995, the charter for Gateway Bank & Trust was approved by the Georgia Department of Banking and Finance. The Company and Bank are incorporated under the laws of the State of Georgia. The Bank's facilities are under construction and are scheduled to be completed in second quarter, 1997. The Bank is scheduled to open, subject to DBF's issue of the permit to begin business, in second quarter, 1997.

     Investments in Securities: The Company classifies its investments into three categories: trading, held to maturity, and available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

     Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

     The Company has no trading securities.

     Premiums and discounts are amortized or accreted over the life of the related security, until the earlier of the call date or maturity date, as an adjustment of the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities classified as available for sale and held to maturity are included in earnings and are determined by using the specific identification method for determining the amortized cost of the securities sold.

     Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying value of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

     Depreciation is provided beginning with the date the asset is placed into service generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

     Earnings Per Common Share: Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding since the completion of the stock offering. Periods prior to the completion of the offering have been restated, likewise to facilitate comparison.

     Income Taxes: Provisions for income taxes are based on amounts reported in the statement of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Intangibles: Intangibles consist primarily of legal, consulting and regulatory fees charged to organizational costs. Organizational costs are generally amortized over 5 years using the straight-line method.

     Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards: In 1995 and 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," SFAS No. 122, "Accounting for Mortgage Servicing Rights," SFAS No. 123 "Accounting for Stock-Based Compensation," SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and SFAS No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." Management does not believe the adoption of these statements has a material effect on the Company's consolidated financial statements.

     Reclassifications: Certain items in the prior year have been reclassified to conform to current year presentation.

NOTE 2 -- RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

     The Company is required to maintain deposits of $15,000 in accordance with an agreement with the Georgia Department of Transportation. Such restriction is to be released upon completion of certain highway access improvements to the Bank's facilities.

NOTE 3 -- INVESTMENT SECURITIES

     At December 31, 1996, the Company's available for sale securities reflected net unrealized losses of $3,947 which resulted in a decrease in stockholders' equity of $3,947, net of the deferred tax asset and valuation allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

     The carrying amounts of investment securities as shown in the statement of financial condition of the Bank and their approximate fair values at December 31, 1996 are presented below.

                                                                    GROSS        GROSS      ESTIMATED
                                                     AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
As of December 31, 1996:
Securities Available for Sale:
  U.S. government and agency securities............  $1,495,521      $-0-        $3,947     $1,491,574
                                                     ==========      ====        ======     ==========
Securities Held to Maturity:
  U.S. government and agency securities............  $3,682,579      $793        $5,122     $3,678,250
                                                     ==========      ====        ======     ==========

     The contractual maturities of securities available for sale at December 31, 1996 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       ESTIMATED
                                                                  AMORTIZED               FAIR
                                                                     COST                VALUE
                                                              ------------------   ------------------
As of December 31, 1996:
Securities Available for Sale:
Due after one year through five years.......................      $1,495,521           $1,491,574
                                                                  ==========           ==========
Securities Held to Maturity:
Due in one year or less.....................................      $3,682,579           $3,678,250
                                                                  ==========           ==========

     Proceeds from sales of investments in debt securities during 1996 were $1,000,000. No gross gain nor gross loss was realized on this sale.

NOTE 4 -- PREMISES AND EQUIPMENT

     Premises and equipment were as follows:

                                                                1996       1995
                                                              --------   --------
Vehicles....................................................  $ 42,772   $    -0-
Buildings and improvements (in progress)....................   391,189      5,000
Furniture and equipment.....................................   119,607        -0-
                                                              --------   --------
                                                               553,568      5,000
Less allowance for depreciation.............................     5,178        -0-
                                                              --------   --------
                                                              $548,390   $  5,000
                                                              ========   ========

     The provision for depreciation charged to occupancy and furniture and equipment expense for the year ended December 31, 1996 was $5,178. No depreciation expense was recognized for the period July 11, 1995 through December 31, 1995.

NOTE 5 -- NOTE PAYABLE

     Organization and pre-opening expenses were funded in 1996 and 1995 with borrowings under a $40,500 loan from the organizers, and a line of credit with an independent bank for $250,000 at the prime rate. These loans were paid in full with proceeds from the sale of the Company's stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

NOTE 6 -- OTHER OPERATING EXPENSES

     Other operating expenses consist of the following:

                                                                             FOR THE PERIOD
                                                                            JULY 11, 1995 TO
                                                          1996      1995      DEC 31, 1996
                                                         -------   ------   ----------------
Advertising............................................  $ 7,058   $  -0-       $ 7,058
Insurance..............................................    7,893      558         8,451
Other..................................................   15,704      673        16,377
Postage................................................    2,968       38         3,006
Professional fees......................................   50,653      -0-        50,653
Stationery and supplies................................    4,818      233         5,051
                                                         -------   ------       -------
                                                         $89,094   $1,502       $90,596
                                                         =======   ======       =======

NOTE 7 -- INCOME TAXES

     The Company had no income taxes payable as of December 31, 1996.

     The components of the net deferred income tax asset and liability included in other assets are as follows:

                                                                1996     1995
                                                              --------   ----
Deferred tax asset:
Federal.....................................................  $ 46,679   $-0-
Deferred tax liability:
Federal.....................................................      (658)   -0-
                                                              --------   ----
Deferred income tax asset...................................    46,021    -0-
Less valuation allowance....................................   (46,021)   -0-
                                                              --------   ----
Net deferred income tax asset...............................  $    -0-   $-0-
                                                              ========   ====

     The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                               1996      1995
                                                              -------    ----
Net operating loss carryover................................  $44,856    $-0-
Depreciation................................................     (658)    -0-
Other.......................................................    1,823     -0-
                                                              -------    ----
                                                              $46,021    $-0-
                                                              =======    ====

     The principal sources of temporary differences resulting in deferred income taxes included in the accompanying statement of income and the tax effect of each are as follows:

                                                                1996      1995
                                                              --------    ----
Net operating loss carryover................................  $ 44,856    $-0-
Depreciation................................................      (658)    -0-
Other.......................................................     1,823     -0-
                                                              --------    ----
                                                                46,021     -0-
Less valuation allowance....................................   (46,021)    -0-
                                                              --------    ----
                                                              $    -0-    $-0-
                                                              ========    ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

     Securities transactions had no income tax effect for 1996 or 1995.

     The effective tax rate of 34 percent is the same as the federal statutory rate. There were no significant items causing increases or decreases from the statutory rate.

     The change in the valuation allowance was $46,021 in 1996. Net operating losses for tax purposes of $18,955 will expire in the years subsequent to 2010.

     Management has elected to maintain a valuation allowance for its net deferred tax assets until the Bank's permit to open is received.

     The components of income tax expense for the years are as follows:

                                                                1996      1995
                                                              --------    ----
Current federal income tax expense..........................  $    -0-    $-0-
Deferred income tax expense arising primarily from net
  operating loss............................................   (46,021)    -0-
Less valuation allowance....................................    46,021     -0-
                                                              --------    ----
Income Tax Provision........................................  $    -0-    $-0-
                                                              ========    ====

     A reconciliation of income tax expense with the amount computed by applying the statuary income tax rate to income before taxes is as follows:

                                                                1996      1995
                                                              --------    -----
Federal annualized rate of 34% of (loss) before income
  taxes.....................................................  $(44,823)   $(597)
Deduct tax effect of:
Valuation allowance.........................................   (46,021)     -0-
Other adjustments...........................................    (1,198)     597
                                                              --------    -----
                                                              $    -0-    $ -0-
                                                              ========    =====

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     Contractual Obligations: The Company has entered into various contracts for the completion of the Bank's building, furniture, fixtures, and equipment. The Company expects to expend approximately $1,200,000 to complete these obligations.

     Litigation: The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, other than ordinary routine legal proceedings incidental to the business of the Company.

NOTE 9 -- LEASES

     The Bank has entered into lease arrangements for equipment and land for which rental expense amounted to $12,827 in 1996. These leases have been classified as operating leases. At December 31, 1996, he only lease agreement remaining in force related to a ground lease for construction of the Bank's main office. Under the lease agreement, the Bank is required to pay annual rent of $20,480 for the first three years. Subsequent to the third year, the Bank will pay annual rent as adjusted by the Consumer Price Index through the end of its

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

20 year term. The Bank has two options to renew the lease for 10 years for each option. Future minimum rentals (assuming no change in the Consumer Price Index) under the renewed lease agreement are:

1997........................................................  $ 20,480
1998........................................................    20,480
1999........................................................    20,480
2000........................................................    20,480
2001........................................................    20,480
Thereafter..................................................  $286,720
                                                              --------
                                                              $389,120
                                                              ========

NOTE 10 -- CONCENTRATIONS

     The Company maintains its cash accounts at commercial banks in Georgia, Tennessee and Alabama. The total cash balances are insured by the FDIC up to $100,000. All cash balances held at other commercial banks were insured at December 31, 1996 and 1995.

NOTE 11 -- SHAREHOLDERS' EQUITY

     The Company raised $6,790,480 in capital as part of its initial stock offering of which $3,395,240 was allocated to common stock and $3,395,240 was allocated to additional paid in capital. Legal, printing, regulatory and other costs of issuance of stock amounting to $37,603, were applied against additional paid in capital.

     The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Company's regulatory agency if the following conditions are met:

          1. Total classified assets at the most recent examination of the Bank do not exceed 80% of equity capital.

          2. The aggregate amount of dividends declared in the calendar year does not exceed 50% of the prior year's net income.

          3. The ratio of equity capital to adjusted assets shall not be less than 6%, (8% during the first 3 years of the Bank's operation). In addition, the Company must recover net operating losses incurred to date prior to declaring dividends.

     As of December 31, 1996, the Company could not declare dividends without regulatory consent.

NOTE 12 -- REGULATORY MATTERS

     The Bank will be subject to various regulatory capital requirements administered by the federal banking agencies when it receives its permit to open from the Georgia Department of Banking and Finance.

NOTE 13 -- EMPLOYEE BENEFIT PLAN

     The Company has adopted a defined contribution plan covering substantially all employees in 1997. The plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the Board of Directors. No contributions have been made by the Company in 1996 and 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

NOTE 14 -- RELATED PARTY TRANSACTIONS

     Organization and pre-opening expenses were partially funded with a loan of $40,500, at no interest, from the Directors of the company. The Company repaid the loan in 1996 upon completion of its stock offering. The Company entered into an option agreement in 1995, and subsequently a ground lease agreement in 1996 pursuant to which the Bank leases the property on which the Bank's building will be located. The lessor is co-owned by a Director of the Company. Rents paid under the lease agreement are based on independent appraisals of the property and totaled $6,827 in 1996 and $-0- in 1995. Lease payments are initially $1,707 per month, with property taxes and utilities to be borne by the lessee. Obligations under the lease are to be adjusted annually for changes in the consumer price index after the first three years.

     Other: The Company purchased a vehicle from a company owned by a Director. The purchase price was comparable to that which would have been paid to an unrelated party.

NOTE 15 -- CONDENSED PARENT COMPANY INFORMATION

STATEMENT OF FINANCIAL CONDITION

                                                                 1996        1995
                                                              ----------    -------
ASSETS
  Cash and due from banks...................................  $    2,965    $   196
  Federal funds sold........................................     255,000        -0-
  Securities held to maturity...............................     498,931        -0-
  Investments in Subsidiary                                                     -0-
     (equity method) eliminated upon consolidation..........   5,846,884        -0-
  Intangibles, net..........................................      11,560     10,288
  Other assets..............................................         -0-     66,024
                                                              ----------    -------
          Total Assets......................................  $6,615,340    $76,508
                                                              ==========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Note payable..............................................  $       --    $78,255
                                                              ----------    -------
          Total Liabilities.................................          --     78,255
                                                              ----------    -------
          Total Shareholders' Equity (Deficit)..............   6,615,340     (1,747)
                                                              ----------    -------
          Total Liabilities and Shareholders' Equity........  $6,615,340    $76,508
                                                              ==========    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF INCOME

                                                     FOR THE             FOR THE         FOR THE PERIOD
                                                   YEAR ENDING        PERIOD ENDING     JULY 11, 1995 TO
                                                DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1996
                                                -----------------   -----------------   -----------------
INCOME
From subsidiary -- eliminated upon
  consolidation...............................      $     -0-            $   -0-            $     -0-
Interest income on investment securities......         12,656                -0-               12,656
Interest on federal funds sold................          6,832                -0-                6,832
                                                    ---------            -------            ---------
                                                       19,488                -0-               19,488
                                                    ---------            -------            ---------
EXPENSES
Interest......................................            -0-                255                  255
Other expenses................................          2,152              1,502                3,654
                                                    ---------            -------            ---------
                                                        2,152              1,757                3,909
                                                    ---------            -------            ---------
Income (loss) before income taxes and equity
  in undistributed earnings of subsidiary.....         17,336             (1,757)              15,579
Income tax (provision) benefits...............            -0-                -0-                  -0-
                                                    ---------            -------            ---------
Income before equity in undistributed earnings
  of subsidiary...............................         17,336             (1,757)              15,579
Equity in undistributed earnings (loss) of
  subsidiary..................................       (149,169)               -0-             (149,169)
                                                    ---------            -------            ---------
          Net Income (loss)...................      $(131,833)           $(1,757)           $(133,590)
                                                    =========            =======            =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

                                                                                            FOR THE
                                                                                            PERIOD
                                                                                            ENDING
                                                           FOR THE YEAR   FOR THE YEAR   JULY 11, 1995
                                                              ENDING         ENDING           TO
                                                           DEC 31, 1996   DEC 31, 1995   DEC 31, 1996
                                                           ------------   ------------   -------------
Cash flows from operating activities:
Net loss.................................................  $  (131,833)     $ (1,757)     $  (133,590)
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in undistributed loss of subsidiaries...........      147,412           -0-          147,412
  Provision for amortization.............................        1,284           -0-            1,284
  Amortization of investment security premiums and
     accretion of discounts..............................      (12,657)          -0-          (12,657)
Increase (decrease) in other assets and liabilities......       64,970       (76,057)         (11,087)
                                                           -----------      --------      -----------
          Net cash provided by (used in) operating
            activities...................................       69,176       (77,814)          (8,638)
                                                           -----------      --------      -----------
Cash flows from investing activities:
Purchase of securities held to maturity..................     (486,274)          -0-         (486,274)
Acquisition of bank subsidiary...........................   (6,000,000)          -0-       (6,000,000)
Payments for pre-opening and capital expenditures during
  the pre-opening on behalf of the subsidiary............     (222,603)          -0-         (222,603)
                                                           -----------      --------      -----------
          Net cash used in investing activities..........   (6,708,877)          -0-       (6,708,877)
                                                           -----------      --------      -----------
Cash flows from financing activities:
Reimbursement by the Bank for payments for pre-opening
  and capital expenditures during pre-opening stage......      222,603           -0-          222,603
Proceeds from issuance of common stock...................    6,790,480            10        6,790,490
Payments in short-term borrowing.........................      (78,000)       78,000              -0-
Payment of stock issue costs.............................      (37,603)          -0-          (37,603)
Redemption of common stock...............................          (10)          -0-              (10)
                                                           -----------      --------      -----------
          Net cash provided by (used in) financing
            activities...................................    6,897,470        78,010        6,975,480
                                                           -----------      --------      -----------
Net increase in cash and cash equivalents................      257,769           196          257,965
Cash and cash equivalents at beginning of year...........          196           -0-              -0-
                                                           -----------      --------      -----------
Cash and cash equivalents at end of year.................  $   257,965      $    196      $   257,965
                                                           ===========      ========      ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth for each director and executive officer of the Company (i) the person's name, (ii) his or her age at December 31, 1996,
(iii) the year he or she was first elected as a director of the Company, and
(iv) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                          DIRECTOR                POSITION WITH THE COMPANY
NAME (AGE)                                 SINCE                   AND BUSINESS EXPERIENCE
----------                                --------                -------------------------
Jack Joseph Babb (68)...................    1995     Real Estate Developer;
                                                       Vice President, Babb Lumber Co.;
                                                       President, Townsend Realty
William H. H. Clark (60)................    1995     Retired Military Officer;
                                                       President, J.H. Clark Farms, Inc.;
                                                       President, Ringgold Preservation Corp.
Patricia Yvonne Cochran (40)............    1995     Business Owner/Administrator,
                                                       Gingerbread House Child Care Center,
                                                       Kids Preparatory Pre-School
Jeannette Wilson Dupree (57)............    1995     Insurance Agent, State Farm
                                                       Insurance Company
James A. Gray, Sr. (56).................    1996     Automobile Dealer, President
                                                       Carco Motor, Inc.
Harle B. Green(1) (50)..................    1995     Chairman of the Board
                                                       of the Company;
                                                       Chief Financial Officer
Walter Lee Jackson (64).................    1995     Automobile Dealer, President
                                                       Walter Jackson Chevrolet, Inc.,
                                                       Jackson Chevrolet-Olds, Geo, Inc.
Ernest Kresch (36)......................    1995     Pediatric Physician
Robert G. Peck(2) (46)..................    1996     President and Chief Executive Officer
                                                       of the Company
Boyd M. Steele(3) (48)..................    1996     Executive Vice President of the Company

---------------

(1) Mr. Green has served as Chairman of the Board of the Company since its inception in October 1995. Mr. Green retired from full-time banking in 1991. From 1991 through 1995, Mr. Green provided banking consulting services for a bank in Chattanooga, Tennessee.
(2) Mr. Peck has served as President and Chief Executive Officer of the Company since January 23, 1996. Prior to becoming an officer of the Company, Mr. Peck served as Senior Vice President of a community bank.
(3) Mr. Steele has served as Executive Vice President of the Company since January 23, 1996. Mr. Steele also serves as Chief Loan Officer of the Bank. Prior to becoming an officer of the Company, Mr. Steele served as Senior Vice President of a community bank.

     The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing of this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table presents the total compensation of the Company paid during fiscal year 1996 to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal year 1996.

                                             ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                               -----------------------------------------------   ---------------------------------------
                                                                                           AWARDS              PAYOUTS
                                                                                 --------------------------   ----------
                                                                OTHER ANNUAL       RESTRICTED      OPTIONS/      LTIP
      NAME AND POSITION        YEAR   SALARY($)    BONUS($)    COMPENSATION($)   STOCK AWARDS($)   SARS(#)    PAYOUTS($)
      -----------------        ----   ----------   ---------   ---------------   ---------------   --------   ----------
Robert G. Peck...............  1996    65,675.62         --       1,233.18                 0             0            0
President and Chief Executive
  Officer*


                                  ALL OTHER
      NAME AND POSITION        COMPENSATION($)
      -----------------        ---------------
Robert G. Peck...............            0
President and Chief Executive
  Officer*

---------------

* Harle Green served as the Company's Chief Executive Officer from the Company's incorporation in October 1995 until January 23, 1996, at which time Mr. Peck became the Company's Chief Executive Officer. Mr. Green now serves as the Company's Chief Financial Officer and is Chairman of the Board of Directors.

     The Company has not granted any options since its inception.

COMPENSATION OF DIRECTORS

     Directors of the Company will not be compensated for their services as directors until the Bank earns a cumulative profit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Common Stock owned, as of December 31, 1996, (i) by each of the Company's directors,
(ii) by each executive officer, and (iii) by all of the Company's directors and executive officers as a group. The Company did not have any shareholders as of December 31, 1996 who beneficially owned more than 5% of the shares of the Company's outstanding Common Stock.

                                                                                     PERCENT
                                                                                       OF
                      NAME AND ADDRESS                        NUMBER OF SHARES(1)     CLASS
                      ----------------                        -------------------    -------
(I) DIRECTORS
Jack Joseph Babb............................................         23,100(2)         3.4%
  Route 6, 43 B
  Crestview Circle
  P. O. Box 308351
  Ringgold, GA 30736
William H. H. Clark.........................................         10,000(3)         1.5%
  406 Alabama Rd.
  Ringgold, GA 30736
Patricia Yvonne Cochran.....................................          5,000(4)          .7%
  460 Hillcrest Circle
  Ringgold, GA 30736
Jeannette Wilson Dupree.....................................         16,105(5)         2.4%
  8423 Alabama Highway
  Ringgold, GA 30736
James A. Gray, Sr...........................................         20,000(6)         2.9%
  1309 Ooletwah-Ringgold Rd.
  Ringgold, GA 30736
Harle B. Green..............................................         15,100(7)         2.2%
  8319 Alabama Highway
  Ringgold, GA 30736
Walter Lee Jackson..........................................         18,810(8)         2.8%
  Route 6, Crestview Circle
  P. O. Box 670
  Ringgold, GA 30736
Ernest Kresch...............................................         32,500(9)         4.8%
  3216 Three Notch Rd.
  Ringgold, GA 30736
Robert G. Peck..............................................          5,000(10)         .7%
  259 Cannonball Lane
  Ringgold, GA 30736
(II) EXECUTIVE OFFICERS*
Boyd M.Steele...............................................          5,000             .7%
  190 Laurel Circle
  Ringgold, Georgia 30736
(III) ALL DIRECTORS AND EXECUTIVE OFFICERS, AS A GROUP......        154,305           22.7%

---------------

   * Mr. Green and Mr. Peck are also executive officers of the Company.
 (1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a

     "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.
 (2) Consists of (i) 7,500 shares owned jointly by Mr. Babb and his spouse, (ii) 7,500 shares held in an IRA account for Mr. Babb, (iii) 7,500 shares owned directly by Mr. Babb's spouse as to which beneficial ownership is shared, and (iv) 600 shares held in custodian accounts by Mr. Babb's spouse as to which beneficial ownership is shared.
 (3) Consists of 10,000 shares owned directly by Ringgold Mining & Manufacturing Co., Inc. as to which beneficial ownership is shared.
 (4) Consists of 5,000 shares owned jointly by Ms. Cochran and her spouse.
 (5) Consists of (i) 1,000 shares owned directly by Ms. Dupree, (ii) 9,550 shares owned jointly by Ms. Dupree and her spouse, (iii) 2,290 shares held in an IRA account for Ms. Dupree, and (iv) 3,265 shares held in an IRA account for Ms. Dupree's spouse as to which beneficial ownership is shared.
 (6) Consists of 20,000 shares owned jointly by Mr. Gray and his spouse.
 (7) Consists of (i) 3,000 shares owned jointly by Mr. Green and his spouse,
     (ii) 12,000 shares held is an IRA account for Mr. Green, and (iii) 100 shares held by Ms. Green as custodian as to which beneficial ownership is shared.
 (8) Consists of (i) 16,208 shares owned jointly by Mr. Jackson and his spouse,
     (ii) 4,107 shares held in an IRA account for Mr. Jackson, and (iii) 2,185 shares held in an IRA account for Mr. Jackson's spouse as to which beneficial ownership is shared.
 (9) Consists of (i) 30,500 shares owned directly by Mr. Kresch and (ii) 2,000 shares in a Simplified Employee Pension Plan for Mr. Kresch as to which beneficial ownership is shared.
(10) Consists of 5,000 shares held in an IRA account for Mr. Peck.
(11) Consists of 5,000 owned directly by Mr. Steele.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     It is possible that the Company and the Bank will have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, (a) they will be on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and (b) they will be on terms no less favorable than could be obtained from an unaffiliated third party and will be approved by a majority of the directors, including a majority of the disinterested directors.

     To facilitate the Bank's formation, each of the organizers made a personal loan of $4,500 to the Company. Additionally, the organizers arranged a line of credit from First Tennessee Bank National Association ("First Tennessee"), Chattanooga, Tennessee in the aggregate amount of $250,000 to pay organizational and pre-opening expenses for the Bank, which was personally guaranteed by the organizers. The line of credit and interest costs were repaid from offering proceeds on June 21, 1996.

     The Company entered into an Option Agreement for Lease of Real Estate, dated as of August 9, 1995, with William H.H. Clark and his brother Roddy J.H. Clark, to lease property on which the Bank will be located. Mr. William H.H. Clark is a director of the Company and part owner of the property with Mr. Roddy J.H. Clark. Subsequently, the Bank entered into a Ground Lease Agreement with Ringgold Mining and Manufacturing Company, dated as of July 1, 1996, pursuant to which the Bank leases the property on which the Bank's building will be located. See "Item 2. Description of Properties."

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

     (a) Exhibits

  EXHIBIT
  NUMBER                                   EXHIBIT
  -------                                  -------
    3.1     --   Articles of Incorporation.(1)
    3.2     --   Bylaws.(1)
    4.1     --   Instruments Defining the Rights of Security Holders. See
                 Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
   10.1     --   Ground Lease Agreement by and between Gateway Bancshares,
                 Inc. and Ringgold Mining and Manufacturing Company, dated as of May 1, 1996.(2)
   10.2     --   Escrow Agreement by and between First Tennessee Bank,
                 National Association and Gateway Bancshares, Inc. (In
                 Organization), dated December 15, 1995.(1)
   21.1     --   Subsidiaries of Gateway Bancshares, Inc.
   24.1     --   Power of Attorney (appears on the signature pages to this
                 Annual Report on 10-KSB).
   27       --   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K filed in the fourth quarter of 1996: None.
---------------

(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 33-80855, filed December 20, 1995.
(2) Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS.

     The Company completed its initial offering of its Common Stock on June 15, 1996 pursuant to its Registration Statement on Form SB-2 Registration No. 33-80855. The Company intends to hold its annual meeting of shareholders in June 1997. The Company will file its Proxy Statement and Annual Report to Shareholders with the Securities and Exchange Commission on or before the date such items are mailed to shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GATEWAY BANCSHARES, INC.

                                          By:       /s/ Robert G. Peck
                                            ------------------------------------
                                                       Robert G. Peck
                                               President and Chief Executive
                                                           Officer

Date: February 19, 1997

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Robert G. Peck and Harle B. Green, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----

                /s/ Jack Joseph Babb                     Director                        February 19, 1997
-----------------------------------------------------
                  Jack Joseph Babb

               /s/ William H.H. Clark                    Director                        February 19, 1997
-----------------------------------------------------
                 William H.H. Clark

             /s/ Patricia Yvonne Cochran                 Director                        February 19, 1997
-----------------------------------------------------
               Patricia Yvonne Cochran

             /s/ Jeannette Wilson Dupree                 Director                        February 19, 1997
-----------------------------------------------------
               Jeannette Wilson Dupree

                 /s/ Harle B. Green                      Director, Chief Financial       February 19, 1997
-----------------------------------------------------      Officer (Principal
                   Harle B. Green                          Financial and Accounting
                                                           Officer)

               /s/ Walter Lee Jackson                    Director                        February 19, 1997
-----------------------------------------------------
                 Walter Lee Jackson

                  /s/ Ernest Kresch                      Director                        February 19, 1997
-----------------------------------------------------
                    Ernest Kresch

                 /s/ Robert G. Peck                      Director, President, Chief      February 19, 1997
-----------------------------------------------------      Executive Officer
                   Robert G. Peck

                                 EXHIBIT INDEX

                                                                         PAGE NUMBER IN
EXHIBIT                                                                   SEQUENTIALLY
NUMBER                               EXHIBIT                             NUMBERED COPY
-------                              -------                             --------------
   3.1     Articles of Incorporation.(1)                                            N/A
   3.2     Bylaws.(1)                                                               N/A
   4.1     Instruments Defining the Rights of Security Holders. See
           Articles of Incorporation at Exhibit 3.1 hereto and Bylaws
           at Exhibit 3.2 hereto.                                                   N/A
  10.1     Ground Lease Agreement by and between Gateway Bancshares,
           Inc. and Ringgold Mining and Manufacturing Company, dated as
           of May 1, 1996.(2)                                                       N/A
  10.2     Escrow Agreement by and between First Tennessee Bank,
           National Association and Gateway Bancshares, Inc. (In
           Organization), dated December 15, 1995.(2)                               N/A
  21.1     Subsidiaries of Gateway Bancshares, Inc.
  24.1     Power of Attorney (appears on the signature pages to this
           Annual Report on 10-KSB).
  27       Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, registration No. 33-80855, filed December 20, 1995.
(2) Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.