Form 10QSB
period 1997-03-31
GATEWAY BANCSHARES INC /GA/
filed 1997-05-15
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997

[   ]   Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____


                       Commission file number:   33-80855


                            GATEWAY BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)



       Georgia                                            58-2202210
(State of Incorporation)                    (I.R.S. Employer Identification No.)



                       5102 Alabama Highway, P.O. Box 129
                            Ringgold, Georgia  30736
                    (Address of principal executive offices)


                                (706)  965-5500
                (Issuer's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                   Yes [  X  ] No [      ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class
     -----

Common Stock, $5.00 par value                          679,048


    Transitional Small Business Disclosure Format:  Yes [      ]  No [  X  ]

                            GATEWAY BANCSHARES, INC.

                           March 31, 1997 Form 10-QSB


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)


          Consolidated Balance Sheet  . . . . . . . . . . . . . . . . .      3

          Consolidated Statement of Income  . . . . . . . . . . . . . .      4

          Consolidated Statement of Cash Flows. . . . . . . . . . . . .      5

          Notes to Consolidated Financial Statements. . . . . . . . . .      6


Item 2.   Management's Discussion and Analysis or Plan of Operation . .      9


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .     12

                        PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                           GATEWAY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                March 31, 1997          December 31,
                                                                 (Unaudited)               1996
                                                                --------------          --------------
ASSETS
Cash                                                        $              -0-   $                 -0-
                                                                                                   -0-
Due from banks                                                          44,480                  30,615
Federal funds sold                                                     695,000                 850,000

Securities available for sale                                        2,223,735               1,491,574
Securities held to maturity                                          2,549,193               3,682,579

Premises and equipment, net                                          1,211,270                 548,390
Accrued interest                                                        42,791                  42,844
Other assets                                                            80,462                  58,208
                                                            ------------------   ---------------------
   TOTAL ASSETS                                             $        6,846,931   $           6,704,210
                                                            ==================   =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Other liabilities                                                      298,256                  88,870
                                                            ------------------   ---------------------
  TOTAL LIABILITIES                                                    298,256                  88,870
                                                            ------------------   ---------------------
SHAREHOLDERS' EQUITY:
 Common stock ($5 par value; 10,000,000 shares authorized,
  679,048 shares issued and outstanding)                             3,395,240               3,395,240
 Capital surplus                                                     3,224,047               3,357,637
 Retained earnings (accumulated deficit)                               (61,431)               (133,590)
 Unrealized gains (losses) on investment securities
   available for sale, net of deferred tax or tax benefit               (9,181)                 (3,947)
                                                            ------------------   ---------------------
   TOTAL SHAREHOLDERS' EQUITY                                        6,548,675               6,615,340
                                                            ------------------   ---------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $        6,846,931   $           6,704,210
                                                            ==================   =====================
See notes to financial statements.

                           GATEWAY BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)




                                                                            Three Months Ended                    For the Period
                                                                                March 31                          July 11, 1995
                                                                   --------------------------------------         (inception) to
                                                                            1997             1996                 March 31, 1997
                                                                   --------------------------------------         --------------
REVENUE FROM EARNING ASSETS:
      Interest on investment securities:
      Taxable securities                                                     73,018                  -0-                 230,291
      Interest on federal funds sold                                          6,698                  -0-                  34,840
      Interest on deposits in other banks                                       177                  -0-                  35,986
                                                                   ----------------          -----------            ------------
          TOTAL REVENUE FROM EARNING ASSETS                                  79,893                  -0-                 301,117

INTEREST EXPENSE:
      Interest on notes payable                                                 -0-                1,371                   4,827
                                                                   ----------------          -----------            ------------
   TOTAL INTEREST EXPENSE                                                       -0-                1,371                   4,827

 NET INTEREST INCOME (EXPENSE):                                              79,893               (1,371)                296,290
                                                                   ----------------          -----------            ------------
NONINTEREST EXPENSES:
      Salaries and employee benefits                                         97,002               41,584                 326,278
      Occupancy expense                                                       9,249                5,206                  32,526
      Furniture and equipment expense                                         2,948                  -0-                   9,785
      Other operating expenses                                               32,125                4,217                 122,721
                                                                    ---------------           ----------             -----------
          TOTAL NONINTEREST EXPENSES                                        141,324               51,007                 491,310
                                                                    ---------------           ----------             -----------
   Loss before income taxes                                                 (61,431)             (52,378)               (195,020)
   Income tax (provision) benefit                                               -0-                  -0-                     -0-
                                                                    ----------------          ----------             -----------
   NET INCOME (LOSS)                                                $       (61,431)          $  (52,378)            $  (195,020)
                                                                    ===============           ==========             ===========
   EARNINGS (LOSS) PER COMMON SHARE - PRIMARY
      AND FULLY DILUTED
      Net income (loss) per common share                            $         (0.09)          $    (0.08)           $      (0.29)
      Weighted average common shares outstanding                            679,048              679,048                 679,048

See notes to financial statements.

                           GATEWAY BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)



                                                                                                  For the Period
                                                              Three Months Ended March 31,        July 11, 1995
                                                            --------------------------------      (inception) to
                                                                 1997              1996           March 31, 1997
                                                            --------------  ----------------  -------------------
OPERATING ACTIVITIES:
 Net income (loss)                                          $           (61,431) $   (52,378) $          (195,021)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Provision for depreciation and amortization                              3,065          -0-                9,527
 Amortization of investment security premiums
  and accretion of discounts                                            (21,765)         -0-             (137,304)
 Increase (decrease) in accounts payable & accrued expense                 (582)         847               88,288
 Increase in deferred stock offering costs                                  -0-      (13,937)                 -0-
 Increase in organization costs                                             -0-       (5,030)             (59,492)
 Other                                                                  (18,114)         -0-              (60,958)
                                                            -------------------  -----------  -------------------
   NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                     (98,827)     (70,498)            (354,960)
                                                            -------------------  -----------  -------------------

INVESTING ACTIVITIES:
 Proceeds from sales of securities                                          -0-          -0-            1,000,000
 Proceeds from maturities of securities                               2,700,000          -0-            6,649,173
 Purchase of securities                                              (2,286,974)         -0-          (12,298,708)
 Capital expenditures                                                  (665,302)     (19,225)          (1,218,870)
                                                            -------------------  -----------  -------------------
   NET CASH USED IN INVESTING ACTIVITIES                               (252,276)     (19,225)          (5,868,405)
                                                            -------------------  -----------  -------------------

FINANCING ACTIVITIES:
 Borrowing under line of credit and savings accounts                    209,968       93,000              209,968
 Issuance of common stock                                                   -0-          -0-            6,790,490
 Stock issued costs                                                         -0-          -0-              (37,603)
 Retirement of common stock                                                 -0-          -0-                  (10)
                                                            -------------------  -----------  -------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            209,968       93,000            6,962,845
                                                            -------------------  -----------  -------------------
Net increase in cash and cash equivalents                              (141,135)       3,277              739,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        880,615          196                  -0-
                                                            -------------------  -----------  -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $739,480     $  3,473  $           739,480
                                                            ===================  ===========  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                                  -0-          524                4,827
  Income taxes                                                              -0-          -0-                  -0-

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform with the current financial statement presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 and the period from July 11, 1995 (inception) to March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of Gateway Bank & Trust (the "Bank") to be located in Ringgold, Georgia.

Prior to the Company's incorporation on October 3, 1995, organizational and pre-opening activities were conducted by the organizers through a general partnership. Activities since inception (July 11, 1995) have consisted of organizational and pre-opening activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

The Company was in the developmental stages at March 31, 1997. It is a one-bank holding company which expects to provide a full range of banking services to individual and business customers in the Catoosa County, Georgia and surrounding areas through the bank. The Company was incorporated in 1995. The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank has been granted a charter by the Georgia Department of Banking and Finance, and began full operations on April 21, 1997. The Bank's facilities were under construction at March 31, 1997 in Ringgold, Georgia. The Company is funding operations from income earned on
investments and from capital  raised  through  the  issue   of  its  common
stock in 1996.  Further discussion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)


Company's financial condition and results of operation is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


Premises and Equipment


Premises and equipment are stated at cost less depreciation of $7,600. The provision for depreciation charged to expense for the three months ending March 31, 1997 was $2,423.


Pre-Opening, Organization and Stock Offering Costs


Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and are amortized on a straight-line basis over five years. Stock offering costs were charged to additional paid-in capital when the stock offering was completed during the second quarter of 1996. Additional organizational and pre-opening costs are expected to be incurred.


Income Taxes


The Company and the Bank are subject to federal and state income taxes. No taxes have been accrued or paid because of operating losses incurred during the pre-opening stage.


Net Loss Per Common Share


Net loss per common share is based on the number of shares outstanding for the periods presented.


NOTE 3 - INVESTMENT SECURITIES


The Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of Shareholder's equity (net of deferred tax effect).

At March 31, 1997, the Company had net unrealized losses of $13,911 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $9,181, net of deferred tax liability. There were no trading securities. The net decrease in Shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to March 31, 1997 was $5,234.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)


NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS


In February 1997, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure". These standards are effective for periods ending after December 15, 1997, (and interim periods for SFAS No. 128) and simplifies reporting of earnings per share and requires the disclosure of certain information about the entity's capital structure. Management does not expect these new standards to have a material impact on the consolidated financial statements.

                         Part I.- Financial Information

       Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1997 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year ended December 31, 1996 appearing in the Company's Form 10-KSB.


EARNINGS SUMMARY


The Company's loss for the quarter ended March 31, 1997 of $61,431 represents the excess of pre-opening and operating costs over interest income on investments and deposits in other banks. The Company's loss per share for first quarter 1997 was $0.09. The Company was a development stage enterprise at March 31, 1997.


RESULTS OF OPERATIONS


INTEREST INCOME


Interest income on investments is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $79,893 for the first quarter 1997, which reflects earnings on funds invested from proceeds of the Company's sale of stock.


INTEREST EXPENSE


No interest expense has been incurred in 1997. The Company incurred interest expense on temporary organizational loans incurred to fund pre-opening expenses until such time as the offering of its common stock was complete. These loans were paid in June, 1996, from proceeds of the stock offering.


NON-INTEREST EXPENSE


Non-interest expense totaled $141,324 for first quarter 1997, and $51,007 for 1996. The increase reflects the hiring of additional staff, and other expenses necessary for the operation of the Company. The Company currently has a staff of fifteen people and may hire an additional two within the next six months.


INCOME TAXES


The Company's net operating losses incurred to date totaling $195,020, are to be utilized in subsequent years to offset net income. Future tax liabilities are to be reduced by these liabilities which include losses sustained during the pre-opening stage of the Company.

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


NON-EARNING ASSETS


Non-earning assets include premises and equipment of $1,211,270 at March 31, 1997, an increase of $662,880 from December 31, 1996. Depreciation has been provided for those assets that have been placed in service. The Company expects to spend approximately $425,000 for the completion of the building and additional furniture, fixtures and equipment prior to opening the Bank.

The Company began leasing the site for the Bank in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $42,791 at March 31, 1997, and is derived from the investment by the Company and the Bank of available proceeds from the stock offering by the Company.

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

Investment securities and federal funds sold decreased $556,225 or 9.2 percent from December 31, 1996 to March 31, 1997. The decrease is due to funds having been used for facilities growth during the period. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1997 were $4,772,928 compared with $5,174,153 at December 31, 1996, reflecting a 7.8 percent decrease of $401,225.

LIABILITIES


Liabilities consist primarily of building construction contract amounts payable at March 31, 1997 and December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES


CAPITAL RESOURCES


A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering. During 1996, the Company issued 679,048 shares of its common stock at $10 per share. The Company allocated $3,395,240 to common stock, and $3,357,637, (after the payment of $37,603 in stock issue costs), to additional paid in capital. In 1996, the Company capitalized the Bank by the purchase of all the Bank's outstanding common stock for $6,000,000.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's capital exceeds the required ratios at March 31, 1997. The Bank will be subject to these guidelines upon receiving a permit to begin operation from the Georgia Department of Banking and Finance, (DBF). In addition to the capital standards imposed by federal banking regulators, the DBF has imposed an 8% capital ratio for the first three years of operation as a condition to the approval of the Bank's charter. This standard, which exceeds the requirements as discussed above, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and the allowance for loan losses. After the initial three years of operation, the Bank will be subject to a 6% ratio.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of March 31, 1997 exceeded the regulatory minimum requirements, which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

                          Part II - Other Information

                   Item 6 - Exhibits and Reports on form 8-K



(a) Exhibits:


          Exhibit number        Description of Exhibit
          --------------        -----------------------

               27               Financial Data Schedule
                                  (For SEC use only)




(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 12, 1997

                                     GATEWAY BANCSHARES, INC.


                                     /s/ Robert G. Peck
                                     ----------------------------
                                     Robert G. Peck,
                                     President and CEO
                                     (Duly authorized officer)


                                     /s/ Harle B. Green
                                     ----------------------------
                                     Harle B. Green,
                                     Chairman and Chief Financial Officer
                                     (Principal financial officer)