Form 10QSB
period 1997-06-30
GATEWAY BANCSHARES INC /GA/
filed 1997-08-14
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


         [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

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

                           June 30, 1997 Form 10-QSB


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

                 Consolidated Statement of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


  Item 2.        Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . 9


PART II.         OTHER INFORMATION

  Item 4.        Submission of Matters to aVote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  13

  Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13





                                   * * * * *

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           GATEWAY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                            JUNE 30, 1997               December 31,
                                                                              UNAUDITED                     1996
                                                                            -------------               ------------
ASSETS
Cash                                                                        $   121,817                 $       -0-
Due from banks                                                                  661,329                      30,615
Federal funds sold                                                            2,025,000                     850,000

Securities available for sale                                                 4,841,381                   1,491,574
Securities held to maturity                                                   1,444,248                   3,682,579

Loans                                                                         4,509,394                         -0-
Allowance for loan losses                                                       (43,500)                        -0-
                                                                            -----------                 -----------
Net loans                                                                     4,465,894                         -0-

Premises and equipment, net                                                   1,671,929                     548,390
Accrued interest                                                                128,926                      42,844
Other assets                                                                    174,954                      58,208
                                                                            -----------                 -----------
            TOTAL ASSETS                                                    $15,535,478                 $ 6,704,210
                                                                            ===========                 ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                                   $ 1,745,985                 $       -0-
      Interest-bearing                                                        7,305,423                         -0-
                                                                            -----------                 -----------
            TOTAL DEPOSITS                                                    9,051,408                         -0-

  Accrued interest                                                               26,378                         -0-
  Other liabilities                                                              27,825                      88,870
                                                                            -----------                 -----------
            TOTAL LIABILITIES                                                 9,105,611                      88,870
                                                                            -----------                 -----------

SHAREHOLDER'S EQUITY:
   Common stock ($5 par value; 10,000,000  shares
      authorized, 679,048 shares issued and outstanding)                      3,395,240                   3,395,240
   Capital surplus                                                            3,357,637                   3,357,637
   Accumulated deficit                                                         (324,374)                   (133,590)
   Unrealized losses on investment securities
      available for sale, net of deferred tax or tax benefit
                                                                                  1,364                      (3,947)
                                                                            -----------                 -----------

            TOTAL SHAREHOLDER'S EQUITY                                        6,429,867                   6,615,340
                                                                            -----------                 -----------
            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $15,535,478                 $ 6,704,210
                                                                            ===========                 ===========

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                                     Three Months Ended              Six Months Ended
                                                          June 30                         June 30
                                                   ---------------------       ---------------------------
                                                      1997        1996             1997             1996
                                                      ----        ----             ----             ----
REVENUE FROM EARNING ASSETS:
  Interest on investment securities:
  Loans                                            $  68,375   $     -0-       $   68,375        $     -0-
  Taxable securities                                  68,443       3,196          141,461            3,196
  Interest on federal funds sold                      27,016       3,625           33,891            3,625
  Interest on deposits in other banks                    -0-      35,787              -0-           35,787
                                                   ---------   ---------       ----------        ---------
           TOTAL REVENUE FROM EARNING ASSETS         163,834      42,608          243,727           42,608

INTEREST EXPENSE:
  Interest on deposits                                41,963         -0-           41,963              -0-
  Interest on notes payable                              -0-       3,201              -0-            4,572
                                                   ---------   ---------       ----------        ---------
           TOTAL INTEREST EXPENSE                     41,963       3,201           41,963            4,572

NET INTEREST INCOME:                                 121,871      39,407          201,764           38,036
  Provision for loan losses                           43,500         -0-           43,500              -0-
                                                   ---------   ---------       ----------        ---------
NET INTEREST INCOME:
  After Provision For Loan Losses                     78,371      39,407          158,264           38,036

NON INTEREST INCOME:
  Service charges                                      3,504         -0-            3,504              -0-
  Other income                                         4,064         -0-            4,064              -0-
                                                   ---------   ---------       ----------        ---------
            TOTAL NONINTEREST INCOME                   7,568         -0-            7,568              -0-

NONINTEREST EXPENSES:
  Salaries and employee benefits                     152,350      57,525          249,352           99,109
  Occupancy expense                                   17,183         601           26,432            5,807
  Furniture and equipment expense                     15,978         -0-           18,926              -0-
  Other operating expenses                           130,281      30,669          162,406           34,886
                                                   ---------   ---------       ----------        ---------
           TOTAL NONINTEREST EXPENSES                315,792      88,795          457,116          139,802

Loss before income taxes                            (229,853)    (49,388)        (291,284)       (101,766)
Income tax (provision) benefit                       100,500         -0-          100,500              -0-
                                                   ---------   ---------       ----------        ---------
NET INCOME (LOSS)                                  $(129,353)  $ (49,388)      $ (190,784)       $(101,766)
                                                   =========   =========       ==========        =========

EARNINGS (LOSS) PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income (loss) per common share               $    (.19)  $    (.07)      $     (.28)       $    (.15)
  Weighted average common shares outstanding         679,048     679,048          679,048          679,048

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30                         June 30
                                                              -------------------------       -------------------------
                                                                 1997           1996             1997           1996
                                                                 ----           ----             ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                                        $  (129,353)  $    (49,388)    $   (190,784)  $   (101,766)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Provision for loan losses                                     43,500            -0-           43,500            -0-
   Provision for depreciation and amortization                   25,524            -0-           28,589            -0-
   Amortization of investment security
      premiums and accretion of discounts                         2,106            -0-          (19,659)           -0-
   Deferred tax provision                                      (100,500)           -0-         (100,500)           -0-
   Increase in accrued interest receivable                      (86,082)           -0-          (86,082)           -0-
   Increase in accrued interest payable                          26,378            -0-           26,378            -0-
   Other                                                       (271,586)         1,292          (80,314)        (2,891)
                                                            -----------   ------------     ------------   ------------
         NET CASH USED IN OPERATING ACTIVITIES                 (490,013)       (48,096)        (378,872)      (104,657)
                                                            -----------   ------------     ------------   ------------
INVESTING ACTIVITIES:
  Net increase in loans                                      (4,509,394)           -0-       (4,509,394)           -0-
  Proceeds from maturities of securities                        331,058            -0-       3, 031,058            -0-
  Purchase of available for sale securities                  (1,086,307)    (4,135,492)      (3,373,281)    (4,135,492)
  Purchase of held to maturity securities                      (743,574)           -0-         (743,574)           -0-
  Capital expenditures                                         (484,512)       (57,852)      (1,149,814)       (77,077)
                                                            -----------   ------------     ------------   ------------
         NET CASH USED IN INVESTING ACTIVITIES               (6,492,729)    (4,193,344)      (6,745,005)    (4,212,569)

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                      5,517,921            -0-        5,517,921            -0-
  Net increase in certificates of deposit                     3,533,487            -0-        3,533,487            -0-
  Borrowing under line of credit                                    -0-            -0-              -0-         93,000
  Issuance of common stock                                          -0-      6,357,940              -0-      6,357,940
  Stock issue costs                                                 -0-         (6,740)             -0-        (20,677)
  Payments to organizers                                            -0-        (40,500)             -0-        (40,500)
  Payments on line of credit                                        -0-       (130,500)             -0-       (130,500)
  Retirement of common stock                                        -0-            -0-              -0-            -0-
                                                            -----------   ------------     ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            9,051,408      6,180,200        9,051,408      6,259,263
                                                            -----------   ------------     ------------   ------------

Net increase in cash and cash equivalents                     2,068,666      1,938,760        1,927,531      1,942,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                739,480          3,473          880,615            196
                                                            -----------   ------------     ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,808,146   $  1,942,233     $  2,808,146   $  1,942,233
                                                            ===========   ============     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                               $    15,585   $      3,201     $     15,585   $      4,572
     Income taxes                                                   -0-            -0-              -0-            -0-

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1997


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 and the period from July 11, 1995 (inception) to June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of a new bank in Ringgold, Georgia, called Gateway Bank & Trust (the "Bank").

The Company is a one-bank holding company which provides a full range of banking services to individual and business customers in the Catoosa County, Georgia and surrounding areas through its wholly owned subsidiary, the Bank. The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank was granted a charter by the Georgia Department of Banking and Finance, and began full operation on April 21, 1997. The Company is funding operations from deposits and from capital raised through the issue of its common stock in 1996. Further discussion of the Company's financial condition and results of operation is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)


Premises and Equipment

Premises and equipment are stated at cost less depreciation of $31,452. The provision for depreciation charged to expense for the six months ended June 30, 1997 was $26,275.

Pre-Opening, Organization and Stock Offering Costs

Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and are being amortized on a straight-line basis over five years. Stock offering costs were charged to additional paid-in capital when the stock offering was completed during the second quarter of 1996. At March 31, 1997, capital surplus included prior year earnings as required by bank regulatory authorities.

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

At June 30, 1997, the Company had net unrealized gains of $ 2,073 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in Shareholder's equity of $1,364, net of deferred tax liability. There were no trading securities. The net increase in shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to June 30, 1997 was $5,311.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129, "Disclosure of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, concluded)


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

EARNINGS SUMMARY

The Company's loss for the quarter ended June 30, 1997 of $129,353 resulted from the effect of start up costs such as salaries and overhead costs. Increases in interest income from expected future growth of the Company's loan base are expected to minimize future losses and move the Company toward profitability. The Company's loss per share for second quarter 1997 was $0.19.

RESULTS OF OPERATIONS


INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $163,834 for the second quarter 1997, which reflects earnings on funds invested from deposits and proceeds of the Company's sale of stock.

INTEREST EXPENSE

Interest expense on deposits for the second quarter 1997 was $41,963. In the second quarter 1996, the Company incurred interest expense on temporary organizational loans to fund pre-opening expenses until such time as the offering of its common stock was complete. These loans were paid in June, 1996, from proceeds of the stock offering.

NON-INTEREST EXPENSE

Non-interest expense totaled $315,792 for second quarter 1997, and $88,795 for 1996. The increase reflects the hiring of additional staff, and other expenses necessary for the operation of the Company. The Company currently has a staff of fifteen full time people and may hire an additional person within the next six months.

INCOME TAXES

The Company's net operating losses incurred to date totaling $324,374 are expected to be utilized in subsequent years to offset future taxable income.

FINANCIAL CONDITION


EARNING ASSETS

The Company's earning assets include loans, investment securities and federal funds sold.

The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

NON-EARNING ASSETS

Non-earning assets include premises and equipment of $1,671,929 at June 30, 1997, an increase of $1,123,539 from December 31, 1996. The Company's premises were completed prior to opening on April 21, 1997. Depreciation has been provided for those assets that have been placed in service.

The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $128,926 at June 30, 1997, an increase of $86,082 from December 31, 1996. The increase is due to related increases in investment securities since year end and the increase in loans since opening April 21, 1997.

Other assets consist of the organization costs of the Company and the Bank and the deferred tax asset. Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Organization costs have been capitalized and are amortized on a straight line basis over a period of five years. The deferred tax asset consists primarily of tax benefits related to the net operating losses and will be realized when the Company becomes profitable.

LOANS

Since opening on April 21, 1997, the Company has made loans amounting to $4,465,894 net of its reserve for loan losses, or 28.7 percent of total assets. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available for sale, it is the intention to hold such securities for the foreseeable future except for providing funds for increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Investment securities and federal funds sold increased $1,175,000 or 138.2 percent from December 31, 1996 to June 30, 1997. The increase is due to funds being held for future loan growth during the period. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1997 were $6,285,629 compared with $5,174,153 at December 31, 1996, reflecting a 21.4 percent increase of $1,111,476. The increase in investment securities has resulted from the Company's growth in deposits since opening on April 21, 1997.

DEPOSITS

Since opening on April 21, 1997, the Company's deposits have grown to $9,051,408 as of June 30, 1997. Of this amount, $1,745,985 relates to non-interest bearing accounts. Time deposits over $100,000 amounted to $1,658,811 at June 30, 1997.

LIABILITIES

Liabilities consisted primarily of building construction contract amounts payable at December 31, 1996 and accrued interest payable and miscellaneous accounts payable at June 30, 1997.

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

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's capital exceeds the required ratios at June 30, 1997. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance has imposed an 8% capital ratio for the first three years of operation as a condition to the approval of the Bank's charter. This standard, which exceeds the requirements discussed above, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and the allowance for loan losses. After the initial three years of operation, the Bank will be subject to a 6% ratio.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of June 30, 1997 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

                          PART II - OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders of the Company was held on June 19, 1997 for the purpose of electing the Board of Directors of the Company. Votes of the shareholders on these matters were solicited by means of a proxy statement describing the matters to be voted upon, which was sent to the Company's shareholders on June 2, 1997. In addition, the director nominees listed in the following table, each of whom served as a director of the Company prior to the annual meeting, were elected to constitute the entire Board of Directors of the Company and to continue to serve until the next annual shareholders' meeting.

              Directors Elected at Annual Meeting of Shareholders

    Name                       Votes For        Votes Withheld        Total Shares Represented
    ----                       ---------        --------------        ------------------------
    Jack J. Babb                460,095                100                       460,195
    William H. Clark            459,995                200                       460,195
    Patricia Y. Cochran         459,595                600                       460,195
    Jeanette W. Dupree          460,095                100                       460,195
    James A. Gray, Sr.          459,095              1,100                       460,195
    Harle B. Green              460,095                100                       460,195
    Walter L. Jackson           460,095                100                       460,195
    Ernest Kresch               459,595                600                       460,195
    Robert G. Peck              460,095                100                       460,195

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

 (a) Exhibits:

         Exhibit Number           Description of Exhibit             Page number
         --------------           ----------------------             -----------
               11                 Computation of Earnings                 15
                                        Per Share

               27                 Financial Data Schedule
                                  (for the SEC use only )

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997

GATEWAY BANCSHARES, INC.





                                        /s/ Robert G. Peck
                                        ------------------------------------
                                        Robert G. Peck,
                                        President and CEO
                                        (Duly authorized officer)



                                        /s/ Harle B. Green
                                        ------------------------------------
                                        Harle B. Green,
                                        Chairman and Chief Financial Officer
                                        (Principal Financial Officer)