Form 10QSB
period 1997-09-30
GATEWAY BANCSHARES INC /GA/
filed 1997-11-14
CIK 1007029

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

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


                             5102 Alabama Highway
                           Ringgold, Georgia 30736
                   (Address of principal executive offices)


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

                           GATEWAY BANCSHARES, INC.

                        September 30, 1997 Form 10-QSB


                              TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . .   3

             Consolidated Statement of Income . . . . . . . . . . . . . . . . . .    4

             Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . .   5

             Notes to Consolidated Financial Statements. . . . . . . . . . . . . .   6


  Item 2.    Management's Discussion and Analysis or Plan of Operation . . . . . .   8


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  12









                                  * * * * *

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           GATEWAY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET


                                                               SEPTEMBER 30, 1997             December 31,
                                                                   UNAUDITED                     1996
                                                                 ------------                -------------
ASSETS
Cash                                                             $    181,259                $         -0-
Due from banks                                                        407,206                       30,615
Federal funds sold                                                    650,000                      850,000

Securities available for sale                                       6,897,550                    1,491,574
Securities held to maturity                                         1,444,472                    3,682,579

Loans                                                              10,361,654                          -0-
Allowance for loan losses                                            (102,000)                         -0-
                                                                 ------------                -------------
Net loans                                                          10,259,654                          -0-

Premises and equipment, net                                         1,670,056                      548,390
Accrued interest                                                      194,378                       42,844
Other assets                                                          206,082                       58,208
                                                                 ------------                -------------
            TOTAL ASSETS                                         $ 21,910,657                $   6,704,210
                                                                 ============                =============

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                        $  2,162,304                $         -0-
      Interest-bearing                                             13,277,412                          -0-
                                                                 ------------                -------------
            TOTAL DEPOSITS                                         15,439,716                          -0-

   Accrued interest                                                    60,777                          -0-
   Other liabilities                                                   32,513                       88,870
                                                                 ------------                -------------
            TOTAL LIABILITIES                                      15,533,006                       88,870
                                                                 ------------                -------------

SHAREHOLDER'S EQUITY:
   Common stock ($5 par value; 10,000,000  shares
      authorized, 679,048 shares issued and outstanding)            3,395,240                    3,395,240
   Capital surplus                                                  3,357,637                    3,357,637
   Accumulated deficit                                               (387,360)                    (133,590)
   Unrealized gains (losses) on investment securities
      available for sale, net of deferred tax or tax benefit           12,134                       (3,947)
                                                                 ------------                -------------

            TOTAL SHAREHOLDER'S EQUITY                              6,377,651                    6,615,340
                                                                 ------------                -------------

            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $ 21,910,657                $   6,704,210
                                                                 ============                =============


See notes to consolidated financial statements.

                           GATEWAY BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (unaudited)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
                                                    -------------------------    ----------------------------
                                                      1997            1996          1997               1996
                                                      ----            ----          ----               ----
REVENUE FROM EARNING ASSETS:
  Interest on investment securities:
  Loans                                             $ 255,897        $    -0-      $  324,272       $     -0-
  Taxable securities                                  112,940          74,732         254,401          77,928
  Interest on federal funds sold                       18,085          12,942          51,976          16,567
  Interest on deposits in other banks                     -0-             272             -0-          36,059
                                                    ---------        --------      ----------       ---------
           TOTAL REVENUE FROM EARNING ASSETS          386,922          87,946         630,649         130,554

INTEREST EXPENSE:
  Interest on deposits                                146,158             -0-         188,121             -0-
  Interest on federal funds purchased                     108             -0-             108             -0-
  Interest on notes payable                               -0-             -0-             -0-           4,572
                                                    ---------        --------      ----------       ---------
           TOTAL INTEREST EXPENSE                     146,266             -0-         188,229           4,572

INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                           240,656          87,946         442,420         125,982
  Provision for loan losses                            58,500             -0-         102,000             -0-
                                                    ---------        --------      ----------       ---------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                     182,156          87,946         340,420         125,982

NON INTEREST INCOME:
  Service charges                                      14,316             -0-          17,820             -0-
  Other income                                          3,899             -0-           7,963             -0-
                                                    ---------        --------      ----------       ---------
           TOTAL NONINTEREST INCOME                    18,215             -0-          25,783             -0-

NONINTEREST EXPENSES:
  Salaries and employee benefits                      151,522          60,992         400,874         160,101
  Occupancy expense                                    25,387           5,634          51,819          11,441
  Furniture and equipment expense                      19,171             -0-          38,097             -0-
  Other operating expenses                            100,776          40,998         263,182          75,884
                                                    ---------        --------      ----------       ---------
           TOTAL NONINTEREST EXPENSES                 296,856         107,624         753,972         247,426

Loss before income taxes                              (96,485)        (19,678)       (387,769)       (121,444)
Income tax (provision) benefit                         33,500             -0-         134,000             -0-
                                                    ---------        --------      ----------       ---------

NET INCOME (LOSS)                                   $ (62,985)       $(19,678)     $ (253,769)      $(121,444)
                                                    =========        ========      ==========       =========

EARNINGS (LOSS) PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income (loss) per common share                $    (.09)       $   (.03)     $     (.37)      $     (18)
  Weighted average common shares outstanding          679,048         679,048         679,048         679,048


See notes to consolidated financial statements.

                           GATEWAY BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                             Three Months Ended            Nine Months Ended
                                                                 September 30                 September 30
                                                          ----------------------------    -----------------------------
                                                              1997              1996           1997             1996
                                                              ----              ----           ----             ----
OPERATING ACTIVITIES:
   Net income (loss)                                      $   (62,985)     $   (19,678)   $   (253,769)    $  (121,444)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Provision for loan losses                                   58,500              -0-         102,000             -0-
   Provision for depreciation and amortization                 30,499              -0-          59,088             -0-
   Amortization of investment security
      premiums and accretion of discounts                      (2,966)             -0-         (22,625)            -0-
   Deferred tax provision                                     (33,500)             -0-        (134,000)            -0-
   Increase in accrued interest receivable                    (65,452)             -0-        (151,534)            -0-
   Increase in accrued interest payable                        34,399              -0-          60,777             -0-
   Other                                                       (9,912)         (33,177)        (90,226)        (36,068)
                                                          -----------      -----------    ------------     -----------
         NET CASH USED IN OPERATING ACTIVITIES                (51,417)         (52,855)       (430,289)       (157,512)
                                                          -----------      -----------    ------------     -----------
INVESTING ACTIVITIES:
  Net increase in loans                                    (5,852,260)             -0-     (10,361,654)            -0-
  Proceeds from maturities of securities                      400,000              -0-       3,431,058             -0-
  Purchase of available for sale securities                (2,429,446)      (1,044,410)     (5,802,727)     (5,179,902)
  Purchase of held to maturity securities                         -0-              -0-        (743,574)            -0-
  Capital expenditures                                        (24,866)         (76,227)     (1,174,680)       (153,304)
                                                          -----------      -----------    ------------     -----------
         NET CASH USED IN INVESTING ACTIVITIES             (7,906,572)      (1,120,637)    (14,651,577)     (5,333,206)
                                                          -----------      -----------    ------------     -----------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                    2,629,332              -0-       8,147,253             -0-
  Net increase in certificates of deposit                   3,758,976              -0-       7,292,463             -0-
  Borrowing under line of credit                                  -0-              -0-             -0-          93,000
  Issuance of common stock                                        -0-          432,530             -0-       6,790,470
  Stock issue costs                                               -0-              -0-             -0-         (20,677)
  Payments to organizers                                          -0-              -0-             -0-         (40,500)
  Payments on line of credit                                      -0-              -0-             -0-        (130,500)
  Retirement of common stock                                      -0-              -0-             -0-             -0-
                                                          -----------      -----------    ------------     -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES          6,388,308          432,530      15,439,716       6,691,793
                                                          -----------      -----------    ------------     -----------

Net increase in cash and cash equivalents                  (1,569,681)        (740,962)        357,850       1,201,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,808,146        1,942,233         880,615             196
                                                          -----------      -----------    ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,238,465     $  1,201,271    $  1,238,465     $ 1,201,271
                                                          ===========     ============    ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest                                              $  111,867     $        -0-    $    127,452     $     4,572
     Income taxes                                                 -0-              -0-             -0-             -0-


See notes to consolidated financial statements.

                           GATEWAY BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                              September 30, 1997


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 and the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to acquire all the stock of a new bank in Ringgold, Georgia, called Gateway Bank & Trust (the "Bank").

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

Premises and Equipment

Premises and equipment are stated at cost less depreciation of $58,191. The provision for depreciation charged to expense for the nine months ended September 30, 1997 was $53,014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, concluded)

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

Income Taxes

The Company and the Bank are subject to federal and state income taxes. An income tax benefit approximating 34 percent of the Company's current year operating losses has been recognized as the Company is expected to apply the losses against future taxable income.

Net Loss Per Common Share

Net loss per common share is based on the number of shares outstanding for the periods presented.

NOTE 3 - INVESTMENT SECURITIES

The Company is subject to the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for- sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder's equity (net of deferred tax effect).

At September 30, 1997, the Company had net unrealized gains of $18,392 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholder's equity of $12,134, net of deferred tax liability. There were no trading securities. The net increase in shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1996 to September 30, 1997 was $16,081.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing Financial Statements and Extinguishments of Liabilities", No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure". These standards are effective for periods ending after December 15, 1997 (and interim periods for SFAS No. 125 and No. 128). They clarify accounting practices for financial asset transfers and debt extinguishments, simplify reporting of earnings per share and require the disclosure of certain information about the entity's capital structure. Management does not expect these new standards to have a material impact on the consolidated financial statements.

                        Part I.- Financial Information


      Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1997 and June 30, 1997 Forms 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year ended December 31, 1996 appearing in the Company's Form 10-KSB.

EARNINGS SUMMARY

The Company's loss for the quarter ended September 30, 1997 of $62,985 resulted from the effect of start up costs, salaries and overhead costs incurred after the opening of the Bank. However, the reported loss of $62,985 for third quarter 1997 decreased from the loss of $129,353 for second quarter which demonstrates the Company's movement toward profitability through its loan and deposit growth. The Company's loss per share for third quarter 1997 was $0.09.

RESULTS OF OPERATIONS


INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $386,922 and $630,649 for the third quarter 1997 and the nine months ended September 30, 1997, respectively, compared to $87,946 and $130, 554 for the same periods in 1996. The increases primarily reflect the growth in the loan and investment security portfolios.

INTEREST EXPENSE

Interest expense for the third quarter 1997 and nine months ended September 30, 1997 reflect interest expense on deposits that the Bank has accepted since opening April 21, 1997 and were $146,266 and $188,229 respectively. In 1996, the Company incurred interest expense on temporary organizational loans to fund pre-opening expenses until such time as the offering of its common stock was complete. These loans were paid in June, 1996, from proceeds of the stock offering.

NON-INTEREST EXPENSE

Non-interest expense totaled $296,856 and $753,972 for third quarter 1997 and the nine months ended September 30, 1997 respectively, compared to $107,624 and $247,426 for the same periods in 1996. The increases reflect the hiring of additional staff, and other expenses necessary for the operation of the Bank which opened April 21, 1997. The Company currently has a staff of sixteen full time people.

INCOME TAXES

The Company's accumulated deficit incurred to date totaling $387,360 is expected to be utilized in subsequent years to offset future taxable income.

FINANCIAL CONDITION


EARNING ASSETS

The Company's earning assets include loans, investment securities and federal funds sold.

The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

NON-EARNING ASSETS

Non-earning assets include premises and equipment of $1,670,056 at September 30, 1997, an increase of $1,121,666 from December 31, 1996. The Company's premises were completed prior to opening on April 21, 1997. Depreciation has been provided for those assets based on their estimated useful lives.

The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $194,378 at September 30, 1997, an increase of $151,534 from December 31, 1996. The increase is due to related increases in investment securities since year end and the increase in loans since opening April 21, 1997.

Other assets consist of the organization costs of the Company and the Bank and the deferred tax asset. Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Organization costs have been capitalized and are amortized on a straight line basis over a period of five years. The deferred tax asset consists primarily of tax benefits related to the net operating losses and are expected to be realized when the Company becomes profitable.

LOANS

Since opening on April 21, 1997, the Company has made loans amounting to $10,259,654 net of its reserve for loan losses, or 46.8 percent of total assets. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

PROVISION FOR LOAN LOSSES

The provisions for loan losses for the third quarter 1997 and for the nine months ended September 30, 1997 were $58,500 and $102,000, respectively. Since the Bank's loan portfolio is only five months old, the Bank has no historical data about loan losses in his portfolio on which to base projections for future losses.

Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1% of total loans. At September 30, 1997, the allowance for loan losses was $102,000, which represented .98% of total loans. Management expects the allowance for loan losses to remain at the 1% level in the next nine to fifteen months.

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

Federal funds sold decreased $200,000 from December 31, 1996 to September 30, 1997. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1997 were $8,342,022 compared with $5,174,153 at December 31, 1996, reflecting a 61.2 percent increase of $3,167,869. The increase in investment securities has resulted from the Company's growth in deposits since opening on April 21, 1997.

DEPOSITS

Since opening on April 21, 1997, the Company's deposits have grown to $15,439,716 as of September 30, 1997. Of this amount, $2,162,304 relates to non-interest bearing accounts. Time deposits over $100,000 amounted to $3,185,385 at September 30, 1997.

LIABILITIES

Liabilities consisted primarily of building construction contract amounts payable at December 31, 1996 and accrued interest payable and miscellaneous accounts payable at September 30, 1997.

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

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's capital exceeds the required ratios at September 30, 1997. In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance has imposed an 8% capital ratio for the first three years of operation as a condition to the approval of the Bank's charter. This standard, which exceeds the requirements discussed above, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and the allowance for loan losses. After the initial three years of operation, the Bank will be subject to a 6% minimum ratio.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of September 30, 1997 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

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
                                          Per Share

           27                       Financial Data Schedule
                                     (for the SEC use only )


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 1997

GATEWAY BANCSHARES, INC.





                                     /s/ Robert G. Peck
                                     ---------------------------
                                     Robert G. Peck,
                                     President and CEO
                                     (Duly authorized officer)



                                     /s/ Harle B. Green
                                     ---------------------------
                                     Harle B. Green,
                                     Chairman and Chief Financial Officer
                                     (Principal Financial Officer)