Form 10KSB40
period 1997-12-31
GATEWAY BANCSHARES INC /GA/
filed 1998-03-31
CIK 1007029

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

      For fiscal year ended DECEMBER 31, 1997
                            -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

      For the transition period from ___________ to ____________

         Commission file number                     33-80855
                               -------------------------------------------------

                            GATEWAY BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         GEORGIA                                              58-2202210
-------------------------------------                  -------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA            30736
-------------------------------------------------------     --------------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                (706) - 965-5500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes  X   No ___
                                                          ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $1,256,303
                                                         ----------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,790,480
                                                                     -----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
679,048 AS OF MARCH 16, 1998.
----------------------------

    Transitional Small Business Disclosure format (check one):  Yes ___  No  X
                                                                            ---

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS





PART I.......................................................................  1

   ITEM 1.   DESCRIPTION OF BUSINESS.........................................  1
   ITEM 2.   DESCRIPTION OF PROPERTIES....................................... 21
   ITEM 3.   LEGAL PROCEEDINGS............................................... 21
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 21

PART II...................................................................... 22

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND....................... 22
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................... 23
   ITEM 7.   FINANCIAL STATEMENTS............................................ 31
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................ 54

PART III..................................................................... 54

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............... 54
   ITEM 10.  EXECUTIVE COMPENSATION.......................................... 55
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 56
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 58
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB...................... 59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

       The Company was incorporated as a Georgia business corporation on October 3, 1995, and became a bank holding company by acquiring all of the Common Stock of Gateway Bank & Trust (the "Bank"). The Bank began operations in April 1997. The Bank is the only subsidiary of the Company.

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

       The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulation."

                                    THE BANK

GENERAL

       The Bank began business on April 21, 1997 as a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers consumer/installment loans, construction loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and Visa credit cards, Visa check cards, safe deposit boxes, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security checks, U.S. Savings Bonds, wire transfer of funds and a night depository.

PHILOSOPHY

       The philosophy of the Bank's management ("Management") is to emphasize prompt and responsive personal service to residents of Ringgold, Georgia, as well as other communities located in Catoosa County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents in Catoosa and surrounding counties the benefits associated with a locally owned and managed bank. Management has implemented an active call program, by which officers and directors promote the Bank by personally describing the products, services and philosophy of the Bank. In addition, the President, Executive Vice President and Chief Financial Officer of the Bank have substantial banking experience in Catoosa County, which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. The Bank's directors are active members of the business communities in Ringgold and around Catoosa County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

       The Bank is located in Ringgold, Georgia. The Bank's primary market area is defined as Catoosa County, Georgia, from which the Bank draws a majority of its business. The Bank's marketing efforts also are focused in the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. There are four commercial banks with nine offices and two federal credit unions located in Catoosa County. These financial institutions offer all of the services that the Bank offers.

LOAN PORTFOLIO

       LENDING POLICY. The Bank was established to support Catoosa County and the immediately-surrounding counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. Consequently, the Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary commercial lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes real-estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank plans to avoid concentrations of loans to a single industry or based on a single type of collateral.

       REAL ESTATE LOANS. The Bank's real estate loans consist primarily of single-family residential construction loans for one-to-four unit family structures. The Bank requires a first lien position on the land associated with the construction project and will offer these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for such loans is predominantly 75% of the lower of the as-built appraised value or project cost, and may be a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

       CONSUMER LOANS. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

       COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small to mid-size businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

       INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 1997, investment securities comprised approximately 42% of the Bank's assets, with net loans comprising approximately 47% of the Bank's assets. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

       DEPOSITS. The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, Catoosa County, and to a lesser extent, Walker County and Whitfield County in Georgia and Hamilton County in Tennessee obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. The Bank offers a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

       ASSET AND LIABILITY MANAGEMENT. It is the Bank's objective to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

       The Bank's asset/liability mix is monitored to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

                                    EMPLOYEES

       At December 31, 1997, the Company and its subsidiary employed 17 full-time employees and no part-time employees. The Company considers its relationship with its employees to be excellent.

                        SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and the Company's consolidated financial statements and notes thereto contained in this report. The average statistical data presented in this report are generally based on daily average balances.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The table below shows, for the periods indicated, the daily average balances outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities.

                  (Remainder of page intentionally left blank)

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                     Taxable Equivalent Basis (in Thousands)

                                                     YEAR ENDED DECEMBER 31, 1997        YEAR ENDED DECEMBER 31, 1996
                                                    -------------------------------     -------------------------------
                                                     AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     YIELD/
                                                     BALANCE     EXPENSE     RATE        BALANCE     EXPENSE     RATE
                                                    --------    --------    -------     --------    --------    -------
ASSETS
  Earning assets:
   Loans, net of unearned income (1) ............   $  5,778    $ 744       12.88%      $  -0-       $ -0-         -0-%
   Investment securities:
    Taxable .....................................      6,643      391        5.89        2,849         157        5.51
    Tax-exempt ..................................        -0-      -0-         -0-          -0-         -0-         -0-
                                                    --------    -----       -----       ------       -----       -----
     Total investment securities ................      6,643      391        5.89        2,849         157        5.51
    Federal funds sold ..........................      1,238       66        5.33          438          28        6.39
    Interest on deposits at other banks .........        -0-      -0-         -0-          848          35        4.12
                                                    --------    -----       -----       ------       -----       -----
     Total interest-earning assets (2) ..........     13,659    1,201        8.80        4,135         220        5.32

  Non interest-earning assets:
   Cash and due from banks ......................        622                               -0-
   Premises and equipment .......................      1,698                               111
   Accrued interest and other assets ............        233                                71
   Allowance for loan losses ....................        (52)                              -0-
                                                    --------                            ------
    Total assets ................................   $ 16,160                            $4,317
                                                    ========                            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities:
   Demand deposits ..............................   $  2,739      118        4.31       $  -0-         -0-
   Savings deposits .............................      1,275       61        4.78          -0-         -0-
   Time deposits ................................      4,478      276        6.16          -0-         -0-
                                                    --------    -----       -----       ------       -----
                                                       8,492      455        5.36          -0-         -0-
   Other short-term borrowings ..................         19        1        5.26          -0-         -0-
                                                    --------    -----       -----       ------       -----
    Total interest-bearing liabilities ..........      8,511      456        5.36           47           4        8.51
                                                    --------    -----       -----       ------       -----       -----
                                                                                            47           4        8.51
                                                                                                                  ----
  Noninterest-bearing liabilities:
   Demand deposits ..............................      1,290                               -0-
   Accrued interest and other liabilities .......         32                               -0-
   Shareholders' equity .........................      6,327                             4,270
                                                    --------                            ------
    Total liabilities and shareholders' equity ..   $ 16,160                            $4,317
                                                    ========                            ======

Net interest income/net interest spread .........                 745        3.44                      216       (3.19)
                                                                -----       -----                    -----       -----
Net yield on earning assets .....................                            5.45%                                5.22%
                                                                            =====                                =====
Taxable equivalent adjustment:
 Loans ..........................................                 -0-                                  -0-
 Investment securities ..........................                 -0-                                  -0-
                                                                -----                                -----
  Total taxable equivalent adjustment ...........                 -0-                                  -0-
                                                                -----                                -----
Net interest income .............................               $ 745                                $ 216
                                                                =====                                =====



(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets. No tax exempt securities were held by the Company at December 31, 1997.

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the intention to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1997 gross investment securities sales were $693,357 and maturities were $3,680,783, representing 10.5 percent and 54.2 percent, respectively, of the average portfolio for the year. Losses associated with the sales totaled $662, accounting for .01 percent of noninterest expense. Gross unrealized gains in the portfolio amounted to $26,748 at year end 1997 and unrealized losses amounted to $1,161.

                              INVESTMENT PORTFOLIO

The carrying amount of investment securities at the end of the year is set forth in the following table.

                                                                 DECEMBER 31,
                                                            -------------------
                                                              1997        1996
                                                            -------      ------
                                                               (in Thousands)
Securities Held to Maturity:
   U. S. Treasury and U.S. Government agencies .......      $   945      $3,683
                                                            =======      ======
Securities Available for Sale:
   U. S. Treasury and U.S. Government agencies .......      $13,734      $1,492
   Mortgage backed securities ........................          514         -0-
   Equity: Federal Home Loan Bank securities .........           17         -0-
                                                            -------      ------
                                                            $14,265      $1,492
                                                            =======      ======

Average taxable securities were 100 percent of the portfolio in 1997 which reflects management's intent to maximize investment yields until the Company reaches a level of cumulative profitability and becomes subject to income taxation. The maturities and weighted average yields of the investments in the 1997 portfolio of investment securities are presented below. The average maturity of the investment portfolio is 2.6 years with an average yield of 6.26 percent.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                                 Maturing
                                          -----------------------------------------------------------------------------------------
                                                 Within               After One But            After Five But             After
                                                One Year            Within Five Years          Within Ten Year          Ten Year
                                          -------------------      -------------------       ------------------      --------------
                                          Amount        Yield      Amount        Yield       Amount       Yield      Amount   Yield
                                          ------        -----      ------        -----       ------       -----      ------   -----
                                                                        (in Thousands)
Securities Available for Sale:
------------------------------
   U. S. Treasury ..................      $  251        5.55%      $  -0-         -0-%        $-0-         -0-%       $-0-     -0-%
   U. S. Government
     Agencies ......................       7,535        5.69        5,925        6.35          -0-         -0-         -0-     -0-
   Mortgage backed securities ......         -0-         -0-          514        6.01          -0-         -0-         -0-     -0-
   Other:  Federal Home
     Loan Bank .....................          17         -0-          -0-         -0-          -0-         -0-         -0-     -0-
                                          ------        ----       ------        ----         ----         ---        ----     ---
             Total .................      $7,803        5.65%      $6,439        6.33%        $-0-         -0-%       $-0-     -0-%
                                          ======        ====       ======        ====         ====         ===        ====     ===
Securities Held to Maturity:
----------------------------
   U.S.Government Agencies
     Agencies ......................      $  200        5.80%      $  745        6.32%        $-0-         -0-%       $-0-     -0-%
                                          ======        ====       ======        ====         ====         ===        ====     ===


There were no securities held by the Company, whose aggregate value on December 31, 1997 exceeded ten percent of the Company's shareholders' equity at that date. (1)

-------------

(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

Management maintains federal funds sold as a tool in managing its daily cash needs. Average federal funds sold for the year endung December 31, 1997 was approximately $1,238,000 or 9.1 percent of average earning assets.

LOAN PORTFOLIO

                                 TYPES OF LOANS

                                                      DECEMBER 31, 1997
                                                 ---------------------------
                                                                    PERCENT
                                                     AMOUNT         OF TOTAL
                                                 --------------     --------
                                                 (in Thousands)
Commercial, financial and agricultural .......      $  6,993           40.7%
Real estate - construction ...................         2,992           17.4
Real estate - other ..........................         3,482           20.3
Consumer .....................................         3,696           21.5
Other loans ..................................            32             .1
                                                    --------          -----
                                                      17,195          100.0%
                                                                      =====
Less: Allowance for loan losses ..............          (170)
                                                    --------
Net loans ....................................      $ 17,025
                                                    ========


(1) The "real estate- other" category includes multi-family residential, home equity, commercial real estate and undeveloped agricultural real estate loans.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

The following table shows the maturity distribution of selected loan classifications at December 31, 1997 and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                          Rate Structure For Loans
                                            Maturity                       Maturing Over One Year
                                   --------------------------            ---------------------------
                                            Over One
                                              Year
                                     One     Through    Over             Predetermined   Floating or
                                   Year or    Five      Five               Interest      Adjustable
                                    Less      Year     Total      Rate       Rate
                                   ------    ------    ------    ------  -------------   -----------
                                                         (in Thousands)
Commercial, financial
   and agricultural.............   $4,826    $2,167    $  -0-    $6,993       $416          $1,751
Real estate -
   construction.................    2,992       -0-       -0-     2,992        -0-             -0-
                                   ------    ------    ------    ------       ----          ------

                                   $7,818    $2,167    $  -0-    $9,985       $416          $1,751
                                   ======    ======    ======    ======       ====          ======


                              NONPERFORMING ASSETS

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1997:

                                                              DECEMBER 31, 1997
                                                              -----------------
                                                                (in Thousands)
Nonaccruing loans.................................                $     -0-
Loans past due 90 days or more....................                      -0-
Restructured loans................................                      -0-
                                                                  ---------
     Total nonperforming loans....................                      -0-
Nonaccruing securities............................                      -0-
Other real estate.................................                      -0-
                                                                  ---------

     Total nonperforming assets...................                $     -0-
                                                                  =========


                                                                DECEMBER 31, 1997
                                                                -----------------
                                                                  (in Thousands)
Ratios:
 Loan loss allowance to
  total nonperforming assets......................                       170:0
                                                                  ============
 Total nonperforming loans to total
  loans (net of unearned interest)................                    0:17,195
                                                                  ============
 Total nonperforming assets
  to total assets.................................                    0:36,611
                                                                  ============

It is the general policy of the Company to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for loan losses, which is charged to operating results, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $170,000 in the allowance for loan losses at December 31, 1997 (.99% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon management expectations and historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

                        ANALYSIS OF LOAN LOSS EXPERIENCE

                                                       1997
                                                  --------------
                                                  (in Thousands)
Allowance for loan losses at beginning of year       $   -0-
     Total loans charged off-consumer .........            1
     Recoveries on loans previously charged off          -0-
                                                     -------
Net loans charged off .........................            1
Provision for loan losses .....................          171
                                                     -------
Allowance for loan losses at end of period ....      $   170
                                                     =======

Loans, net of unearned income, at end of period      $17,195
                                                     =======

Average loans, net of unearned income,
  outstanding for the period ..................      $ 5,778
                                                     =======

Ratios:
    Allowance at end of period to loans, net of
    unearned income ...........................          .99%
  Allowance at end of period to average loans,
    net of unearned income ....................         2.94%
  Net charge-offs to average loans, net of
    unearned income ...........................          .02%
  Net charge-offs to allowance at end of period          .59%
  Recoveries to prior year charge-offs ........          -0-%

In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. In evaluating the allowance, management also considers the loan loss experience of the Company, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

                         ALLOCATION OF LOAN LOSS RESERVE

Management allocated the reserve for loan losses to specific loan classes as follows:

                                          DECEMBER 31, 1997
                                         -------------------
                                                    PERCENT
                                         AMOUNT     OF TOTAL
                                         ------     --------
                                          (in Thousands)
Domestic loans:
  Commercial, financial and
   agricultural ....................      $ 70        41.2%
  Real estate - construction
   and other .......................        64        37.6
  Consumer .........................        36        21.2
                                          ----       -----
                                          $170       100.0%
                                          ====       =====

(1) The Company had no foreign loans during the year ended December 31, 1997.

DEPOSITS

The average amount of and the average rate paid on each of the following categories of deposits for the year ended December 31, 1997 are as follows:

                                                DECEMBER 31, 1997
                                                -----------------
                                                AMOUNT      RATE
                                                ------      ----
                                               (in Thousands)
Non interest bearing deposits ............      $1,290       -0-%
                                                ------      ----

Demand ...................................       2,739      4.31%
Savings ..................................       1,275      4.78%
Time deposits ............................       4,478      6.16%
                                                ------      ----
     Total interest-bearing deposits .....       8,492      5.36%
                                                ------      ----

         Total average deposits ..........      $9,782      4.65%
                                                ======      ====

The two categories of lowest cost deposits comprised the following percentages of average total deposits during 1997: average noninterest-bearing demand deposits, 13.2 percent; and average interest-bearing demand deposits, 28 percent. Of average time deposits, approximately 8.9 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit of $100,000 or more issued by the Company at December 31, 1997 are summarized in the table below:

                        MATURITIES OF LARGE TIME DEPOSITS

                                     Time Certificates
                                        of Deposit
                                     -----------------
                                       (in Thousands)
Three months or less ...............      $  632
Over three through six months ......         600
Over six through twelve months .....       1,199
Over twelve months .................       1,933
                                          ------
   Total ...........................      $4,364
                                          ======

RETURN ON EQUITY AND ASSETS

The following table summarizes certain financial ratios for the Company for the years ended December 31, 1997 and 1996:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                   1997         1996
                                                  ------       ------
                                                     (in Thousands)
Return on average assets ...................      (1.70)%      (3.06)%
Return on average equity ...................      (4.33)%      (3.09)%
Dividend payout ratio ......................        -0-%         -0-%
Average equity to average assets ratio .....      39.15%       98.91%

                           SUPERVISION AND REGULATION

         The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

         The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

         The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

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

         At January 1, 1998, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 21.7% and 21.0%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 20.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

         The capital levels established for each of the categories are as follows:

====================================================================================================================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1               Risk-Based                Based                  Other
                           Capital              Capital                   Capital
====================================================================================================================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
--------------------------------------------------------------------------------------------------------------------
Adequately Capitalized     4% or more           8% or more                4% or more                      --
--------------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
--------------------------------------------------------------------------------------------------------------------
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
--------------------------------------------------------------------------------------------------------------------
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
====================================================================================================================

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

         At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized;
(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

         Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

         Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately
65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

         In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at
1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's corporate office and the Bank are located at 5102 Alabama Highway, Ringgold, Georgia. The property is leased by the Bank.

         On August 9, 1995, the organizers of the Company entered into a Ground Lease Agreement (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years in certain events. The annual rental for the first three years of the lease term is $20,480. Annual rent for the fourth and subsequent years will be increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication.

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

         The Bank building is a two-story building consisting of 12,000 square feet. The building contains six teller stations and four drive-through stations.

         Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on the financial condition and results of operations of the Company since inception on July 11, 1995. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report.

The discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

SUMMARY

Substantially all of the operations of the Company are conducted by its wholly-owned subsidiary, Gateway Bank & Trust (the "Bank"). Accordingly, the following discussion relates primarily to the Bank. The Company's principal market areas are located in the Catoosa County and surrounding areas. Management believes that the economy of the area in which the Company serves are healthy and expanding, but not at a pace that threatens stability.

Jobs are created in significant proportion in the manufacture of tufted and durable goods, as well as in retail and service sectors. Counties served by the Company had an unemployment-averaging 3.8% compared to the average 4.4% experienced in the entire state of Georgia. Catoosa County is centrally located for employment opportunities being situated on the I-75 corridor between Chattanooga, TN and Dalton, GA. The majority of the area's residents work in Tennessee while a smaller number are employed in adjacent counties. In the Company's markets, population growth over the last five years has surpassed the rate for the state. The current economic prospects in the Company's markets are good, and the Company attempts to assist those prospects by returning the deposits of its customers to the communities from which they come in the form of loans.

The Company's net loss of $273,739 for 1997 was due primarily to losses associated with the Bank's opening on April 21, 1997. Management expects that continued growth of its loan and deposit base will be sufficient to allow the Company to become profitable.

RESULTS OF OPERATIONS

                               NET INTEREST INCOME

Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. All discussions in this section assume a taxable equivalent basis unless otherwise noted. The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1997 was 5.45 percent.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1997 was 3.44 percent from earning assets See the accompanying schedules entitled "Average Balances, Interest Income/Expenses and Yields/Rates" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                          1997       1996
                                          ----       ----
Rate earned on earning assets ......      8.80%      5.32%

Rate paid on borrowed funds ........      5.36%      8.51%

Interest rate spread ...............      3.44%     (3.19)%

Net yield on earning assets ........      5.45%      5.22%


                               NONINTEREST INCOME

Noninterest income for 1997 totaled $54,503. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers.


                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                 1997           1996
                                               --------        ------
  Service charges on deposits...............   $ 41,142        $  -0-
  Insurance commissions.....................      1,881           -0-
  Investment securities gains...............        -0-           -0-
  Other.....................................     11,480           -0-
                                               --------        ------
                                               $ 54,503        $  -0-
                                               ========        ======

                              NONINTEREST EXPENSES

Noninterest expenses totaled $1,083,789 in 1997 and $348,485 in 1996. Current year expenses reflect increased staffing, occupancy from the completion of the main office building and opening of the Company's main office building, and other operating expenses which increased since the Bank opened April 21, 1997.

                                          YEARS ENDED DECEMBER 31,   For the Period from
                                          ------------------------        July 11 to
                                             1997           1996      December 31, 1995
                                          ----------      --------    -----------------
Salaries and employee benefits .....      $  571,089      $229,277          $   0-
Occupancy expense ..................          76,044        23,277              0-
Furniture and equipment expense ....          61,643         6,837              0-
Director and committee fees ........             -0-           -0-              0-
Advertising ........................          55,683         7,058             -0-
Checking account expense ...........           7,659           -0-             -0-
Data processing ....................          64,852           -0-             -0-
Insurance ..........................          10,343         7,893             558
Postage ............................          19,408         2,968              38
Professional and regulatory fees ...          71,363        50,653             -0-
Supplies ...........................          55,969         4,818             233
Taxes and licenses .................           5,782           -0-             -0-
Other ..............................          83,954        15,704             673
                                          ----------      --------          ------
                                          $1,083,789      $348,485          $1,502
                                          ==========      ========          ======


                                  INCOME TAXES

Due to net operating losses sustained by the Company since incorporation, the Company has not paid income taxes. Net operating losses of approximately $490,000 will be carried forward and applied to future years when the Company expects to have taxable income. Management will continue to invest available funds in fully taxable securities until the net operating loss is fully utilized.

FINANCIAL CONDITION

                                 EARNING ASSETS

Average earning assets in 1997 was approximately $13,659,000 or 84.5% of average total assets The mix of average earning assets comprised the following percentages:

                                                         1997        1996
                                                         ----        ----
Interest on deposits at other banks.............          -0-%       16.0%
Federal funds sold..............................          9.1%       12.7%
Investment securities...........................         48.6%       71.3%
Loans...........................................         42.3%        -0-%

The mix of average earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

                                      LOANS

Loans made up the largest component of the Company's earning assets. At December 31, 1997, the Company's total loans were $17,195,468. In 1997, average net loans represented 42.3% of average earning assets and 35.7% of average total assets. The ratio of loan to deposits was 57.1%.

                  INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The Company has classified its investment securities as either available for sale or held to maturity, depending on whether the Company has the intent and ability to hold such securities to maturity. At December 31, 1997, $14,264,819 of the Company's investment securities were classified as available for sale, compared to $1,491,574 at December 31, 1996. Securities classified as held to maturity were $944,986 at year end 1997, as compared to $3,682,579 held at year end 1996.

The composition of the Company's investment portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the Company's intention to hold such securities for the foreseeable future. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1997, gross investment securities sales were $693,357 and maturities were $3,680,783, representing 10.5% and 54.2% of the average portfolio for the year. Losses associated with sales and maturities were $662, accounting for .1% of noninterest income. Gross unrealized gains in the portfolio amounted to $26,749 at year end 1997 and unrealized losses amounted to $1,161.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strips securities. The Company's purchase of mortgage-backed securities during 1997 did not include securities with these characteristics. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically and, if necessary, appropriate adjustments would be made to income for impaired values.

Management maintains federal funds sold as a tool in managing its daily cash needs. Federal funds sold decreased from $850,000 in 1996 to $750,000 in 1997. Average federal funds sold for the year ending December 31, 1997 was approximately $1,238,000, or 9.1% of average earning assets, compared with approximately $438,000 or 10.6% of average earning assets for 1996.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities nor No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

                                    DEPOSITS

The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

The two categories of lowest cost deposits comprised the following percentages of total deposits during 1997: average noninterest-bearing demand deposits -
13.4 percent; and average interest-bearing demand deposits - 28 percent. Of total time deposits, approximately 38.8 percent were large denomination certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

                              LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $7,900,000 or 45.9 percent of the total loan portfolio at December 31, 1997 and investment securities maturing in one year or less equaled $7,986,076 or 52.6 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks from an available line of up to $2,600,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

                                CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company's subsidiary because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Bank has provided the majority of its capital requirements through the initial stock offering.

Federal Capital Standards: Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. The risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Bank's Tier 1 capital, which consists of common equity, amounted to $5,500,000 at December 31, 1997. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $5,700,000 at year-end 1997. The percentage ratios, as calculated under the guidelines were 21.02 percent and
21.67 percent for Tier I and Total Risk-based capital, respectively, at year-end 1997. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratio as of December 31, 1997 exceeded the regulatory minimum requirements, which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

The Georgia Department of Banking and Finance ("DBF") Capital Requirements:
Notwithstanding the uniform risk-based capital guidelines and leverage ratios discussed above, regulatory authorities have the discretion to set individual minimum capital requirements for the specific institutions at rates significantly exceeding the above minimum guidelines and ratios. In addition to the capital standards imposed by federal banking regulators, the DBF imposed an 8% primary capital ratio as a condition to the approval of the Bank's charter. This standard, which exceeds the FDIC capital standards, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% primary capital ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

The table below illustrates the Bank's regulatory capital ratios at December 31, 1997 under the year end 1997 requirements.

                             CAPITAL ADEQUACY RATIOS

                                               YEAR ENDED
                                           DECEMBER 31, 1997
                                           -----------------
                                             (in Thousands)
Tier 1 Capital ...........................      $ 5,537
Tier 2 Capital ...........................          170
                                                -------
Total Qualifying Capital .................      $ 5,707
                                                =======
Risk Adjusted Total Assets (including
   off-balance-sheet exposures) ..........      $26,332
                                                =======
Tier 1 Risk-Based Capital Ratio ..........        21.02%
                                                =======
Total Risk-Based Capital Ratio ...........        21.67%
                                                =======
Leverage Ratio ...........................        15.12%
                                                =======
Tangible Leverage Ratio ..................        15.03%
                                                =======

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis. The following tables show interest sensitivity gaps for these different intervals as of December 31, 1997.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                            0-30         31-90        91-365         1-5        Over 5
                                            Days          Days         Days         Years       Years        Total
                                           ------       -------      -------       -------      ------      -------
AT DECEMBER 31, 1997                                                     (in Thousands)
Interest-earning assets (1)
  Loans .............................      $3,613       $ 7,226      $ 1,331       $ 4,980      $   45      $17,195
  Investment Securities:
    Taxable .........................       2,168         4,335        1,499         6,763         445       15,210
    Tax-exempt ......................         -0-           -0-          -0-           -0-         -0-          -0-
  Federal funds sold ................         750           -0-          -0-           -0-         -0-          750
                                           ------       -------      -------       -------      ------      -------
                                            6,531        11,561        2,830        11,743         490       33,155
                                           ------       -------      -------       -------      ------      -------

Interest-bearing liabilities (2)
  Demand deposits (3) ...............       5,200         5,200        5,200           -0-         -0-       15,600
  Savings deposits (3) ..............       1,088         1,087        1,087           -0-         -0-        3,262
  Time deposits .....................       1,063         1,653        3,304         5,229         -0-       11,249
                                           ------       -------      -------       -------      ------      -------
                                            7,351         7,940        9,591         5,229         -0-       30,111
                                           ------       -------      -------       -------      ------      -------
Interest sensitivity gap ............      $ (820)      $ 3,621      $(6,761)      $ 6,514      $  490        3,044
                                           ======       =======      =======       =======      ======        =====
Cumulative interest
  sensitivity gap ...................      $ (820)      $ 2,801      $(3,960)      $ 2,554      $3,044
                                           ======       =======      =======       =======      ======
Ratio of interest-earning assets
  to interest-bearing liabilities ...         .89          1.29          .30          2.24      100.00
                                           ======       =======      =======       =======      ======
Cumulative ratio ....................         .89          1.18          .84          1.08        1.10
                                           ======       =======      =======       =======      ======
Ratio of cumulative gap to
  total interest-bearing assets .....        (.02)          .08         (.12)          .08         .09
                                           ======       =======      =======       =======      ======

--------------------

(1)  Excludes nonaccrual loans and securities.

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits and other short term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $820,000. For the first 365 days, interest-bearing liabilities exceeded earning assets by $3,960,000. During this one year time frame, 82.6 percent of all interest bearing liabilities will reprice compared to 63.1 percent of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

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

Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

YEAR 2000

The Company is aware of the issues associated with computer systems as the millennium (Year 2000) approaches. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. All re-programming efforts are expected to be completed by December 31, 1998 to allow for adequate testing in 1999. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management estimates the year 2000 compliance expense and its related potential effect on the Company's earnings to be less than $50,000.

ITEM 7.   FINANCIAL STATEMENTS


                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                            FOR FINANCIAL INFORMATION

                      Gateway Bancshares, Inc. & Subsidiary

The management of Gateway Bancshares, Inc. & Subsidiary is responsible for the preparation, integrity, and objectivity of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

GATEWAY BANCSHARES, INC. & SUBSIDIARY

Financial Statements                                                                                          Page(s)
                                                                                                              -------
Independent Auditor's Report................................................................................  33

Statement of Financial Condition as of December 31, 1997 and 1996...........................................  34

Statement of Income for the years (period) ended
  December 31, 1997, 1996 and 1995..........................................................................  35

Statement of Shareholders' Equity for the years (period) ended
  December 31, 1997, 1996 and 1995..........................................................................  36

Statement of Cash Flows for the years (period) ended
  December 31, 1997, 1996 and 1995..........................................................................  37

Notes To Financial Statements -
  December 31, 1997 and 1996................................................................................  38

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Gateway Bancshares, Inc. & Subsidiary

We have audited the consolidated statements of financial condition of Gateway Bancshares, Inc. & Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997, 1996, and the period from July 11, 1995 to December 31, 1995. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Bancshares, Inc. & Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and the period from July 11, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.







Ellijay, Georgia
February 5, 1997


                                                HENSLEY, LAND & ASSOCIATES, P.C.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY


                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                         1997               1996
                                                                     ------------       -----------
ASSETS
Cash ..........................................................      $    229,994       $       -0-
  Due from banks ..............................................         1,152,424            30,615
  Federal funds sold ..........................................           750,000           850,000

  Securities available for sale ...............................        14,264,819         1,491,574
  Securities held to maturity, estimated
    fair value of $948,052 for 1997 and $3,678,250 for 1996 ...           944,986         3,682,579

  Loans .......................................................        17,195,468               -0-
  Allowance for loan losses ...................................          (170,000)              -0-
                                                                     ------------       -----------
                  NET LOANS ...................................        17,025,468               -0-

  Premises and equipment, net .................................         1,725,463           548,390
  Accrued interest ............................................           279,050            42,844
  Other assets ................................................           239,181            58,208
                                                                     ------------       -----------

                  TOTAL ASSETS ................................      $ 36,611,385       $ 6,704,210
                                                                     ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
     Deposits:
        Noninterest-bearing ...................................      $  3,306,847       $       -0-
        Interest-bearing ......................................        26,804,361               -0-
                                                                     ------------       -----------
                  TOTAL DEPOSITS ..............................        30,111,208               -0-
     Accrued interest .........................................            91,297               -0-
     Other liabilities ........................................            48,467            88,870
                                                                     ------------       -----------
                  TOTAL LIABILITIES ...........................        30,250,972            88,870
                                                                     ------------       -----------
SHAREHOLDERS' EQUITY
     Common stock, par value $5 per share,
        10,000,000 shares authorized, 679,048
        shares issued and outstanding .........................         3,395,240         3,395,240
     Surplus ..................................................         3,357,637         3,357,637
     Accumulated deficit ......................................          (407,329)         (133,590)
     Unrealized gains (losses) on investment securities
        available for sale, net of deferred tax or tax benefit             14,865            (3,947)
                                                                     ------------       -----------

                  TOTAL SHAREHOLDERS' EQUITY ..................         6,360,413         6,615,340
                                                                     ------------       -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...      $ 36,611,385       $ 6,704,210
                                                                     ============       ===========

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENT OF INCOME

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY


                                                 FOR THE YEAR     FOR THE YEAR     FOR THE PERIOD
                                                    ENDING           ENDING        JULY 11, 1995
                                                 DEC. 31, 1997    DEC. 31, 1996   TO DEC 31, 1995
                                                 -------------    -------------   ---------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ...............      $   743,963       $      -0-       $     -0-
  Interest on investment securities:
    Taxable securities .....................          391,393         157,273              -0-
  Interest on federal funds sold ...........           66,444          28,142              -0-
  Interest on deposits in other banks ......              -0-          35,809              -0-
                                                  -----------       ---------        ---------
       TOTAL REVENUE FROM EARNING ASSETS ...        1,201,800         221,224              -0-
                                                  -----------       ---------        ---------

INTEREST EXPENSE
  Interest on deposits .....................          428,696             -0-              -0-
  Interest on short-term borrowings ........              927             -0-              -0-
  Interest on notes payable ................              -0-           4,572              255
                                                  -----------       ---------        ---------
       TOTAL INTEREST EXPENSE ..............          429,623           4,572              255
                                                  -----------       ---------        ---------

NET INTEREST INCOME ........................          772,177         216,652             (255)
Provision for loan losses ..................          171,075             -0-              -0-
                                                  -----------       ---------        ---------

NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES ..........          601,102         216,652             (255)

NONINTEREST INCOME
  Service charges on deposits ..............           41,142             -0-              -0-
  Insurance commissions ....................            1,881             -0-              -0-
  Other operating income ...................           11,480             -0-              -0-
  Investment securities gains ..............              -0-             -0-              -0-
                                                  -----------       ---------        ---------
       TOTAL NONINTEREST INCOME ............           54,503             -0-              -0-
                                                  -----------       ---------        ---------

NONINTEREST EXPENSES
  Salaries and employee benefits ...........          571,089         229,277              -0-
  Occupancy expense ........................           76,044          23,277              -0-
  Furniture and equipment expense ..........           61,643           6,837              -0-
  Other operating expenses .................          374,351          89,094            1,502
  Investment securities losses .............              662             -0-              -0-
                                                  -----------       ---------        ---------
       TOTAL NONINTEREST EXPENSES ..........        1,083,789         348,485            1,502
                                                  -----------       ---------        ---------
Loss before income taxes ...................         (428,184)       (131,833)          (1,757)
Income tax benefit .........................          154,445             -0-              -0-
                                                  -----------       ---------        ---------
NET LOSS ...................................      $  (273,739)      $(131,833)       $  (1,757)
                                                  ===========       =========        =========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  AND DILUTIVE
  Net loss per common share ................      $      (.40)      $   (0.19)       $    (.01)
  Weighted average common shares outstanding          679,048         679,048          679,048



                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                 For the Years Ending December 31, 1997 and 1996
             and For the Period July 11, 1995 to December 31, 1995


                                                                                    Unrealized
                                      Common          Capital        Accumulated   Gains(Losses)
                                       Stock          Surplus          Deficit     On Securities       Total
                                    ----------       ----------      -----------   -------------    ----------
Balance at
  July 11, 1995 ..............      $      -0-       $      -0-       $     -0-       $   -0-       $      -0-

Net Loss - 1995 ..............             -0-              -0-          (1,757)          -0-           (1,757)

Issuance of Common Stock .....               5                5             -0-           -0-               10
                                    ----------       ----------       ---------       -------       ----------

Balance at
  December 31, 1995 ..........               5                5          (1,757)          -0-           (1,747)

Issuance of Common Stock .....       3,395,240        3,395,240             -0-           -0-        6,790,480

Stock Offering Costs .........             -0-          (37,603)            -0-           -0-          (37,603)

Retirement of Stock ..........              (5)              (5)            -0-           -0-              (10)

Net Loss - 1996 ..............             -0-              -0-        (131,833)          -0-         (131,833)

Net Change in Unrealized Gains
  (Losses) on Securities .....             -0-              -0-             -0-        (3,947)          (3,947)
                                    ----------       ----------       ---------       -------       ----------

Balance at
  December 31, 1996 ..........       3,395,240        3,357,637        (133,590)       (3,947)       6,615,340

NET LOSS - 1997 ..............             -0-              -0-        (273,739)          -0-         (273,739)

NET CHANGE IN UNREALIZED GAINS
  (LOSSES) ON SECURITIES .....             -0-              -0-             -0-        18,812           18,812
                                    ----------       ----------       ---------       -------       ----------

BALANCE AT
  DECEMBER 31, 1997 ..........      $3,395,240       $3,357,637       $(407,329)      $14,865       $6,360,413
                                    ==========       ==========       =========       =======       ==========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY


                                                             FOR THE YEAR       FOR THE YEAR    FOR THE PERIOD
                                                                ENDING            ENDING         JULY 11, 1995
                                                             DEC 31, 1997       DEC 31, 1996    TO DEC 31, 1995
                                                             ------------       ------------    ---------------
OPERATING ACTIVITIES:
  Net loss ............................................      $   (273,739)      $  (131,833)      $ (1,757)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Provision for loan losses .........................           171,075               -0-            -0-
    Provision for depreciation and amortization .......            90,100             6,462            -0-
    Amortization of investment security
       premiums and accretion of discounts ............           (25,239)         (115,539)           -0-
    Deferred tax (benefit) ............................          (155,610)              -0-            -0-
    Realized investment security losses ...............               662               -0-            -0-
    Increase in accrued interest receivable ...........          (236,206)          (42,844)           -0-
    Increase (decrease) in accrued interest payable ...            91,297              (255)           255
    Other .............................................           (82,471)          100,690        (71,312)
                                                             ------------       -----------       --------
         NET CASH USED IN OPERATING ACTIVITIES ........          (420,131)         (183,319)       (72,814)
                                                             ------------       -----------       --------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale            693,357         1,000,000            -0-
  Proceeds from maturity of securities held to maturity         3,680,783         3,949,173            -0-
  Purchase of securities available for sale ...........       (13,414,894)       (2,495,347)           -0-
  Purchase of securities held to maturity .............          (943,852)       (7,516,387)           -0-
  Net increase in loans to customers ..................       (17,196,543)              -0-            -0-
  Capital expenditures ................................        (1,258,125)         (548,568)        (5,000)
                                                             ------------       -----------       --------
              NET CASH USED IN INVESTING ACTIVITIES ...       (28,439,274)       (5,611,129)        (5,000)
                                                             ------------       -----------       --------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts ..............................        18,862,014               -0-            -0-
  Net increase in certificates of deposit .............        11,249,194               -0-            -0-
  Proceeds from notes payable .........................               -0-           189,000         78,000
  Repayment of notes payable ..........................               -0-          (267,000)           -0-
  Issuance of common stock ............................               -0-         6,790,480            -0-
  Stock issue costs ...................................               -0-           (37,603)           -0-
  Retirement of common stock ..........................               -0-               (10)            10
                                                             ------------       -----------       --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ....        30,111,208         6,674,867         78,010
                                                             ------------       -----------       --------
Net increase in cash and cash equivalents .............         1,251,803           880,419            196
Cash and cash equivalents at beginning of year ........           880,615               196            -0-
                                                             ------------       -----------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............      $  2,132,418       $   880,615       $    196
                                                             ============       ===========       ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest ..........................................      $    338,376       $     4,827       $    -0-
    Income taxes ......................................               -0-               -0-            -0-
    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
    None.


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Gateway Bancshares, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Gateway Bank & Trust (the "Bank"). The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Catoosa County and the surrounding areas. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation.

Business: The Company began organizational activities on July 11, 1995 and was incorporated on October 3, 1995 in the State of Georgia. On December 11, 1995, the Bank's charter was approved by the Georgia Department of Banking and Finance. On December 13, 1995, the Bank was incorporated under the laws of the State of Georgia. The Company completed its stock offering on June 15, 1996. The Bank opened for business on April 21, 1997. The Bank operated as a development stage company in the period prior to its opening for business. The Bank provides a full range of banking services to individual and corporate customers in Catoosa County, Georgia and surrounding areas.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank, after elimination of all material intercompany transactions and balances.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Investments in Securities: Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for sale are carried at fair value with unrealized gains and losses reported separately net of tax, through a separate component of stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Investments in equity securities held available for sale consist of an investment in the Federal Home Loan Bank which is valued at cost.

Loans: Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on dispositions are included in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Other Real Estate: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Company's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Earnings Per Common Share: Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.

Income Taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

Employee Benefit Plan: The Company has a 401(k) profit-sharing plan covering substantially all of its employees. Eligible participating employees may elect to contribute tax deferred contributions. Company contributions to the plan are determined by the Board of Directors.

Intangibles: Intangibles consist primarily of legal, consulting and regulatory fees charged to organizational costs. Organizational costs are generally amortized over 5 years using the straight-line method.

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $2.6 million.

Other matters: The consolidated financial statements include disclosure items required by the Federal Deposit Insurance Corporation (the "FDIC"). This statement has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-live assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets described above is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. SFAS No. 125 is to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996. This statement utilizes the financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities when extinguished. Management does not believe that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial statements.

In December 1996, the FASB issued SFAS No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities" which amends FASB No. 107, "Disclosures about Fair Value of Financial Instruments." This statement allows an entity to be exempt from the SFAS No. 107 disclosures if the following criteria are met: the entity is a nonpublic entity, the entity's total assets are less than $100 million on the date of the financial statements, and the entity has not held or issued any derivative financial instruments, as defined in FASB No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," other than loan commitments, during the reporting period. This statement did not impact the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which simplifies previous standards for reporting earnings per share. Under FAS 128, earnings per share is stated on the income statement based on two separate measurements: basic and diluted. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number or common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Effective for years ending after December 15, 1998, SFAS No, 130, "Reporting Comprehensive Income" was issued by FASB which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's consolidated financial statements.

Effective for years ending after December 15, 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS 132 will have a material impact on the Company's consolidated financial statements.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Company is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. At December 31, 1997, the average amount of required reserves was $25,000.

NOTE 3 - INVESTMENT SECURITIES

At December 31, 1997, the Company's available-for-sale securities reflected net unrealized gains of $22,522, which resulted in an increase in stockholders' equity of $14,865, net of deferred tax liability, as opposed to net unrealized losses of $3,947, and a resultant decrease in stockholders' equity of $3,947, net of deferred tax benefit, at December 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 3- INVESTMENT SECURITIES - CONTINUED

The carrying amounts of investment securities as shown in the statement of financial condition of the Company and their approximate fair values at December 31, 1997 and 1996, are presented below.

                                                      Gross         Gross         Estimated
                                                    Amortized     Unrealized     Unrealized          Fair
                                                       Cost         Gains           Losses           Value
                                                   -----------    ----------     -----------      -----------
AS OF DECEMBER 31, 1997:
SECURITIES AVAILABLE FOR SALE:
       U. S. GOVERNMENT AND AGENCY SECURITIES      $13,709,535      $23,683      $       -0-      $13,733,218
       MORTGAGE BACKED SECURITIES ...........          515,362          -0-            1,161          514,201
       EQUITY: FEDERAL HOME LOAN BANK .......           17,400          -0-              -0-           17,400
                                                   -----------      -------      -----------      -----------
                                                   $14,242,297      $23,683      $     1,161      $14,264,819
                                                   ===========      =======      ===========      ===========

SECURITIES HELD TO MATURITY:
       U. S. GOVERNMENT AND AGENCY SECURITIES      $   944,986      $ 3,066      $       -0-      $   948,052
                                                   ===========      =======      ===========      ===========

As of December 31, 1996:
Securities Available for Sale:
       U. S. government and agency securities      $ 1,495,521      $   -0-      $     3,947      $ 1,491,574
                                                   ===========      =======      ===========      ===========

Securities Held to Maturity:
       U. S. government and agency securities      $ 3,682,579      $   793      $     5,122      $ 3,678,250
                                                   ===========      =======      ===========      ===========

The contractual maturities of securities available for sale at December 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               ESTIMATED
                                                              AMORTIZED           FAIR
                                                                 COST             VALUE
                                                             -----------      -----------
AS OF DECEMBER 31, 1997:
SECURITIES AVAILABLE FOR SALE:
       DUE IN ONE YEAR OR LESS ........................      $ 7,785,963      $ 7,785,529
       DUE AFTER ONE YEAR THROUGH FIVE YEARS ..........        6,438,934        6,461,890
       EQUITY SECURITIES - FEDERAL HOME LOAN BANK .....           17,400           17,400
                                                             -----------      -----------
                                                             $14,242,297      $14,264,819
                                                             ===========      ===========

SECURITIES HELD TO MATURITY:
       DUE IN ONE YEAR OR LESS ........................      $   200,113      $   200,124
       DUE AFTER ONE YEAR THROUGH FIVE YEARS ..........          744,873          747,928
                                                             -----------      -----------
                                                             $   944,986      $   948,052
                                                             ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 3- INVESTMENT SECURITIES - CONTINUED

Proceeds from sales of available for sale securities were $693,357 and $1,000,000 for the years ended December 31, 1997, and December 31, 1996, respectively. There were no sales of investment securities in 1995. Gross realized gains and losses on investments in debt securities available for sale for the periods ended December 31 were as follows:


                           1997      1996      1995
                           ----      ----      ----
Gross realized gains       $-0-      $-0-      $-0-
Gross realized losses       662       -0-       -0-


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $9,825,000 at December 31, 1997. At December 31, 1996, no investment securities were required to be pledged.

NOTE 4 - LOANS

The Company grants loans to customers primarily in the North Georgia area. The major classifications of loans as of December 31, 1997 were as follows (000's omitted):

Commercial, financial and agricultural .....      $  6,993
Real Estate - construction .................         2,992
Real Estate- other .........................         3,482
Consumer ...................................         3,696
Other loans ................................            32
                                                  --------
                                                    17,195
Allowance for loan losses ..................          (170)
                                                  --------
Net loans ..................................      $ 17,025
                                                  ========


NOTE 4 - LOANS - CONTINUED

As of December 31, 1997, there were no loans which the Company had specifically classified as impaired. There were no nonaccrual loans at December 31, 1997, and no loans past due over 90 days.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the year ended December 31, 1997 were as follows:

Balance at beginning of year....      $    -0-

Charge-offs ....................         1,075
  Recoveries ...................           -0-
                                      --------
  Net charge-offs ..............         1,075

Provision for loan losses ......       171,075
                                      --------

Balance at end of year .........      $170,000
                                      ========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                        1997           1996
                                     ----------      --------
Construction in progress ......      $      -0-      $391,189
Buildings and improvements ....       1,134,182           -0-
Furniture and equipment .......         634,738       119,607
Vehicles ......................          42,772        42,772
                                      1,811,692       553,568
                                     ----------      --------
Less allowance for depreciation          86,229         5,178
                                     ----------      --------

                                     $1,725,463      $548,390
                                     ==========      ========

The provision for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1997 and December 31, 1996 were $81,051 and $5,178, respectively. No depreciation expense was recognized for the period July 11, 1995 through December 31, 1995.

NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1997 were as follows:

Noninterest-bearing demand .....................      $ 3,306,847
Interest-bearing transaction accounts ..........       12,293,606
Savings ........................................        3,261,561
Time ...........................................        6,884,995
Certificates of deposit of $100,000 or more ....        4,364,199
                                                      -----------
                                                      $30,111,208
                                                      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 7 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Bank at December 31, 1997 are as follows (000's omitted):

                                             TIME
                                         CERTIFICATES
                                          OF DEPOSIT
                                         ------------
Three months or less .................      $  632
Over three through six months ........         600
Over six through twelve months .......       1,199
Over twelve months ...................       1,933
                                            ------
                                            $4,364
                                            ======

NOTE 8 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                               For the Period
                                                                   From
                                        For the Years Ended     July 11, to
                                            December 31,        December 31,
                                       ---------------------   --------------
                                         1997          1996        1995
                                       --------      -------   --------------
Advertising .....................      $ 55,683      $ 7,058      $  -0-
Checking account expense ........         7,659          -0-         -0-
Data processing .................        64,852          -0-         -0-
Education .......................        13,655          -0-         -0-
Insurance .......................        10,343        7,893         558
Other ...........................        56,256       10,254         673
Postage .........................        19,408        2,968          38
Professional fees ...............        71,363       50,653         -0-
Stationery and supplies .........        55,969        4,818         233
Subscription, dues and membership        13,381        5,450         -0-
Taxes and licenses ..............         5,782          -0-         -0-
                                       --------      -------      ------
                                       $374,351      $89,094      $1,502
                                       ========      =======      ======

NOTE 9 - INCOME TAXES

There were no current taxes receivable or payable as of December 31, 1997.

The components of the net deferred income tax asset included in other assets are as follows:

                                             1997           1996
                                          ---------       --------
  Deferred tax asset:
    Federal ........................      $ 209,314       $ 46,679
  Deferred tax liability:
    Federal ........................        (16,505)          (658)
  Less valuation allowance .........        (46,021)       (46,021)
                                          ---------       --------
  Net deferred income tax asset ....      $ 146,788       $    -0-
                                          =========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 9 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                           1997           1996
                                        ---------       --------
Net operating loss carryover .....      $ 166,708       $ 44,856
Net unrealized gains on securities
  available for sale .............         (7,657)           -0-
Depreciation .....................         (8,848)          (658)
Provision for loan losses ........         42,606            -0-
Other ............................            -0-          1,823
Less: Valuation allowance ........        (46,021)       (46,021)
                                        ---------       --------
                                        $ 146,788       $    -0-
                                        =========       ========

There was no net change in the valuation allowance for the year ended December 31, 1997.

Income tax benefit as reflected on the statement of income for the year ended December 31, 1997 consisted solely of deferred federal tax benefit of $154,445.

                                                                   1997           1996
                                                                ---------       --------
Federal annualized rate of 34% of loss before income taxes      $(145,582)      $(44,823)
Deduct tax effect of:
  Permanent differences ..................................            900            -0-
  Other adjustments ......................................         (9,763)        (1,198)
  Allowance ..............................................            -0-         46,021
                                                                ---------       --------
  Income Tax Benefit .....................................      $(154,445)      $    -0-
                                                                =========       ========

Tax effects of securities transactions resulted in a decrease in income tax benefit for 1997 of $225.

The effective tax rate of 34 percent is the same as the federal statutory rate. There were no significant items causing increases or decreases from the statutory rate.

The carryforward period of net operating losses for tax purposes will expire beginning the year 2010.

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments whose contract amount represents credit risk were as follows:

                                                1997
                                                ----
Commitments to extend credit .........      $5,192,000
Standby letters of credit ............          29,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF- BALANCE SHEET RISK - CONTINUED

expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Company has not been required to perform on any financial guarantees during the past two years. The Company has not incurred any losses on its commitments in 1997 since opening.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation: The Company is subject to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the financial statements.

NOTE 12 - LEASES

The Company has entered into lease arrangements for equipment and land for which rental expense amounted to $20,480 in 1997. These leases have been classified as operating leases. At December 31, 1997, the only lease agreement remaining in force related to a ground lease for the Company's main office. Under the lease agreement, the Company is required to pay annual rent of $20,480 for the first three years. Subsequent to the third year, the Company will pay annual rent as adjusted by the Consumer Price Index through the end of its 20 year term. The Company has three options to renew the lease for 10 years for each option. Future minimum rentals (assuming no change in the Consumer Price Index) under the lease agreement are:

1998                                        $ 20,480
1999                                          20,480
2000                                          20,480
2001                                          20,480
2002                                          20,480
Thereafter                                   266,240
                                            --------
                                            $368,640
                                            ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 13 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in the Southeast region. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amount to $60,000 at December 31, 1997.

NOTE 14 - SHAREHOLDERS' EQUITY

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

3. The ratio of equity capital to adjusted assets shall not be less than 6%, (8% during the first 3 years of the Bank's operation). In addition, the Bank must recover net operating losses incurred to date prior to declaring dividends.

NOTE 15 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 15 - REGULATORY CAPITAL - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 the Bank had not received notification from the regulatory authorities categorizing the Company's capitalization status. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since notification that management believes have changed the Bank's category.

The Bank's actual capital amounts (000's omitted) and ratios are also presented in the following table:



                                                                               TO BE WELL CAPITALIZED
                                                            FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                        ACTUAL:          ADEQUACY PURPOSES:      ACTION PROVISIONS:
                                  -----------------      ------------------   -----------------------
                                  AMOUNT      RATIO       AMOUNT     RATIO        AMOUNT     RATIO
                                  ------      -----       ------     -----        ------     -----
AS OF DECEMBER 31, 1997
Total Capital
  (to Risk-Weighted Assets)       $5,707      21.7%      >$2,107      >8%        >$2,633      >10%
Tier I Capital
  (to Risk-Weighted Assets)       $5,537      21.0%      >$1,054      >4%        >$1,580      > 6%
Tier I Capital
  (to Average Assets)             $5,537      20.7%      >$1,069      >4%        >$1,336      > 5%

Bank regulatory authorities also impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. The primary source of funds available to the Company to pay shareholder dividends and other expenses is from the Bank.

As of December 31, 1997, the Bank could not declare dividends without regulatory consent.

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company adopted a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company's contribution to the plan is determined by the Board of Directors and is currently subject to certain regulatory restrictions. No contributions were made by the Bank in 1997, 1996 and 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 17 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 1997. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1997, amounted to $527,404. An analysis of activity during 1997 in loans to related parties resulted in additions of $570,609 representing new loans and reductions of $43,205, representing payments.

Lease: The Company leases the property on which the Bank's building is located. The lessor is co-owned by a Director of the Company. Rents paid under the lease agreements are based on independent appraisals and other terms of the agreement were made in the ordinary course of business.

Deposits: Deposits held for related parties were $2,574,000 at December 31, 1997.

NOTE 18 - CONDENSED PARENT INFORMATION

STATEMENT OF FINANCIAL CONDITION

                                                                  December 31,
                                                              1997             1996
                                                           ----------      ----------
ASSETS
    Cash and cash equivalents .......................      $  771,080      $  257,965
    Securities held to maturity .....................             -0-         498,931
     Investment in Subsidiary (equity method)
        eliminated upon consolidation ...............       5,577,028       5,846,884
    Other assets ....................................          13,805          11,560
                                                           ----------      ----------
TOTAL ASSETS ........................................      $6,361,913      $6,615,340
                                                           ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY-
     Other Liabilities ..............................           1,500             -0-
                                                           ----------      ----------
           TOTAL LIABILITIES ........................           1,500             -0-
           TOTAL SHAREHOLDERS' EQUITY ...............       6,360,413       6,615,340
                                                           ----------      ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $6,361,913      $6,615,340
                                                           ==========      ==========


STATEMENTS OF INCOME

                                                             For the Years Ending         For the Period
                                                                  December 31,           from July 11 to
                                                              1997            1996      December 31, 1995
                                                           ---------       ---------    -----------------
INCOME
Interest income .....................................      $  38,077       $  19,488         $   -0-
                                                           ---------       ---------         -------
EXPENSES
Interest ............................................            -0-             -0-             255
Other expenses ......................................         27,962           2,152           1,502
                                                           ---------       ---------         -------
                                                              27,962           2,152           1,757
                                                           ---------       ---------         -------
Income before equity in undistributed earnings (loss)
     of subsidiary ..................................         10,115          17,336          (1,757)
Equity in undistributed earnings (loss) of subsidiary       (288,668)       (149,169)            -0-
Income tax benefit ..................................          4,814             -0-             -0-
                                                           ---------       ---------         -------
            NET INCOME ..............................      $(273,739)      $(131,833)        $(1,757)
                                                           =========       =========         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

NOTE 18 - CONDENSED PARENT INFORMATION - CONCLUDED

STATEMENT OF CASH FLOWS

                                                             For the Years Ending         For the Period
                                                                 December 31,            from July 11 to
                                                            1997             1996       December 31, 1995
                                                         ---------       -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ........................................      $(273,739)      $  (131,833)      $ (1,757)
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for depreciation and amortization          2,569             1,284            -0-
        Amortization of investment security premium
           and accretion of discounts .............            -0-           (12,657)           -0-
        Other .....................................         (3,314)           64,970        (76,057)
        Equity in undistributed loss of subsidiary         288,668           147,412            -0-
                                                         ---------       -----------       --------
                   NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES ........         14,184            69,176        (77,814)
                                                         ---------       -----------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held to maturity ...........            -0-          (486,274)           -0-
Acquisition of bank subsidiary ....................            -0-        (6,000,000)           -0-
Maturity of investment securities .................        498,931               -0-            -0-
Payments for preopening expenditures ..............            -0-          (222,603)           -0-
                                                         ---------       -----------       --------
                  NET CASH PROVIDED BY  (USED IN)
                     INVESTING ACTIVITIES .........        498,931        (6,708,877)           -0-
                                                         ---------       -----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement by the Bank for
   payments for preopening expenditures ...........            -0-           222,603            -0-
Proceeds from issuance of common stock ............            -0-         6,790,470             10
Payments on short term borrowing ..................            -0-           (78,000)        78,000
Payments of stock issue costs .....................            -0-           (37,603)           -0-
                                                         ---------       -----------       --------
                   NET CASH PROVIDED BY (USED IN)
                      FINANCING ACTIVITIES ........            -0-         6,897,470         78,010
                                                         ---------       -----------       --------

Net  increase in cash and cash equivalents ........        513,115           257,769            196

Cash  and cash equivalents at beginning of year ...        257,965               196            -0-
                                                         ---------       -----------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..........      $ 771,080       $   257,965       $    196
                                                         =========       ===========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      GATEWAY BANCSHARES, INC. & SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996


Cash paid during the year for:
Interest......................................        $  -0-      $255     $ -0-
Income Taxes..................................           -0-       -0-       -0-

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:

None

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth for each director and executive officer of the Company (i) the person's name, (ii) his or her age at December 31, 1997,
(iii) the year he or she was first elected as a director or appointed as an executive officer of the Company, and (iv) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                            DIRECTOR/EXECUTIVE                    POSITION WITH THE COMPANY
NAME (AGE)                                    OFFICER SINCE                        AND BUSINESS EXPERIENCE
----------                                    -------------                        -----------------------
Jack Joseph Babb (69)                              1995                             Real Estate Developer;
                                                                               Vice President, Babb Lumber Co.;
                                                                                  President, Townsend Realty

William H. H. Clark (61)                           1995                             State Representative,
                                                                                  Retired Military Officer;
                                                                              President, J.H. Clark Farms, Inc.;
                                                                            President, Ringgold Preservation Corp.

Patricia Yvonne Cochran (41)                       1995                         Business Owner/Administrator,
                                                                             Gingerbread House Child Care Center,
                                                                                 Kids Preparatory Pre-School

Jeanette Wilson Dupree (58)                        1995                          Insurance Agent, State Farm
                                                                                      Insurance Company
James A. Gray, Sr. (57)                            1996                          Automobile Dealer, President
                                                                                      Carco Motor, Inc.
Harle B. Green1/ (51)                              1995                             Chairman of the Board
                                                                                       Of the Company;
                                                                                   Chief Financial Officer

Jeffrey R. Hensley (46)                            1997                             Senior Vice President
                                                                                   and Assistant Secretary
                                                                                        of the Company

Walter Lee Jackson (65)                            1995                          Automobile Dealer, President
                                                                               Walter Jackson Chevrolet, Inc.,
                                                                              Jackson Chevrolet-Olds, Geo, Inc.

Ernest Kresch (37)                                 1995                                   Podiatrist
Robert G. Peck2/ (47)                              1996                     President and Chief Executive Officer
                                                                                        of the Company

Boyd M. Steele3/ (49)                              1996                     Executive Vice President and Secretary
                                                                                        of the Company

----------------------------

1/ Mr. Green has served as Chairman of the Board of the Company since its inception in October 1995. Mr. Green retired from full-time banking in 1991. From 1991 through 1995, Mr. Green provided banking consulting services for a bank in Chattanooga, Tennessee.

2/ Mr. Peck has served as President and Chief Executive Officer of the Company since January 23, 1996. Prior to becoming an officer of the Company, Mr. Peck served as Senior Vice President of a community bank.

3/ Mr. Steele has served as Executive Vice President of the Company since January 23, 1996. Mr. Steele also serves as Chief Loan Officer of the Bank. Prior to becoming an officer of the Company, Mr. Steele served as Senior Vice President of a community bank.

         The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing of this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table presents the total compensation of the Company paid during fiscal year 1997 and 1996 to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal year 1997.

                                                                                Long-Term Compensation
                                                                          --------------------------------
                                           Annual Compensation                    Awards          Payouts
                                   ------------------------------------   --------------------------------
                                                              Other       Restricted                              All
                                                              Annual        Stock      Options/      LTIP        Other
                                    Salary       Bonus     Compensation     Awards       SARs      Payouts    Compensation
Name and Position         Year        ($)         ($)          ($)            ($)        (#)         ($)           ($)
-----------------         ----     ---------      ---      ------------   ----------   --------    -------    ------------
Robert G. Peck            1997     76,805.11       0         3,172.98          0          0           0             0
President and Chief
Executive Officer*        1996     65,675.62       --        1,233.18          0          0           0             0

==========================================================================================================================


*Harle Green served as the Company's Chief Executive Officer from the Company's incorporation in October 1995 until January 23, 1996, at which time Mr. Peck became the Company's Chief Executive

Officer. Mr. Green now serves as the Company's Chief Financial Officer and is Chairman of the Board of Directors.

The Company has not granted any options since its inception.

COMPENSATION OF DIRECTORS

         Directors of the Company will not be compensated for their services as directors until the Bank earns a cumulative profit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Common Stock owned, as of December 31, 1997, (i) by each of the Company's directors,
(ii) by each executive officer, and (iii) by all of the Company's directors and executive officers as a group. The Company did not have any shareholders as of December 31, 1997 who beneficially owned more than 5% of the shares of the Company's outstanding Common Stock.

                                                                                                      Percent
                                                                                                        Of
Name and Address                                        Number of Shares(1)                            Class
----------------                                        -------------------                           -------

(I) DIRECTORS

Jack Joseph Babb                                            23,100(2)                                  3.4%
Route 6, 43 B
Crestview Circle
P. O. Box 308351
Ringgold, GA  30736

William H. H. Clark                                         10,000(3)                                  1.5%
406 Alabama Rd.
Ringgold, GA  30736

Patricia Yvonne Cochran                                      5,000(4)                                   .7%
460 Hillcrest Circle
Ringgold, GA  30736

Jeanette Wilson Dupree                                      16,305(5)                                  2.4%
8423 Alabama Highway
Ringgold, GA  30736

James A. Gray, Sr.                                          20,000(6)                                  2.9%
1309 Ooletwah-Ringgold Rd.
Ringgold, GA 30736

Harle B. Green                                              15,400(7)                                  2.3%
8319 Alabama Highway
Ringgold, GA  30736

                                                                                                      Percent
                                                                                                        Of
Name and Address                                        Number of Shares(1)                            Class
----------------                                        -------------------                           -------
Walter Lee Jackson                                          22,500(8)                                   3.3%
Route 6, Crestview Circle
P. O. Box 670
Ringgold, GA  30736

Ernest Kresch                                               32,500(9)                                   4.8%
3216 Three Notch Rd.
Ringgold, GA  30736

Robert G. Peck                                              5,000(10)                                    .7%
259 Cannonball Lane
Ringgold, GA  30736

(II) EXECUTIVE OFFICERS*

Jeffrey R. Hensley                                          3,800(11)                                    .6%
109 Pamela Lane
Ringgold, GA  30736

Boyd M.Steele                                               5,000(12)                                    .7%
1217 Chapman Road
Ringgold, Georgia 30736

(III) ALL DIRECTORS AND EXECUTIVE                            158,605                                   23.4%
OFFICERS, AS A GROUP

----------------------------

*Mr. Green and Mr. Peck are also executive officers of the Company.

1/ Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

2/ Consists of (i) 7,500 shares owned jointly by Mr. Babb and his spouse, (ii) 7,500 shares held in an IRA account for Mr. Babb, (iii) 7,500 shares owned directly by Mr. Babb's spouse as to which beneficial ownership is shared, and
(iv) 600 shares held in custodian accounts by Mr. Babb's spouse as to which beneficial ownership is shared.

3/ Consists of 10,000 shares owned directly by Ringgold Mining & Manufacturing Co., Inc. as to which beneficial ownership is shared.

4/ Consists of 5,000 shares owned jointly by Ms. Cochran and her spouse.

5/ Consists of (i) 1,200 shares owned directly by Ms. Dupree, (ii) 9,550 shares owned jointly by Ms. Dupree and her spouse, (iii) 2,290 shares held in an IRA account for Ms. Dupree, and (iv) 3,265 shares held in an IRA account for Ms. Dupree's spouse as to which beneficial ownership is shared.

6/ Consists of 20,000 shares owned jointly by Mr. Gray and his spouse.

7/ Consists of (i) 3,300 shares owned jointly by Mr. Green and his spouse, (ii) 12,000 shares held is an IRA account for Mr. Green, and (iii) 100 shares held by Ms. Green as custodian as to which beneficial ownership is shared.

8/ Consists of (i) 16,208 shares owned jointly by Mr. Jackson and his spouse,
(ii) 4,107 shares held in an IRA account for Mr. Jackson, and (iii) 2,185 shares held in an IRA account for Mr. Jackson's spouse as to which beneficial ownership is shared.

9/ Consists of (i) 30,500 shares owned directly by Mr. Kresch and (ii) 2,000 shares in a Simplified Employee Pension Plan for Mr. Kresch as to which beneficial ownership is shared.

10/ Consists of 5,000 shares held in an IRA account for Mr. Peck.

11/ Consists of 3,800 Shares owned jointly by Mr. Hensley and his spouse.

12/ Consists of 5,000 shares held in an IRA account for Mr. Steele.

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

         The Company entered into an Option Agreement for Lease of Real Estate, dated as of August 9, 1995, with William H.H. Clark and his brother Roddy J.H. Clark, to lease property on which the Bank will be located. Mr. William H.H. Clark is a director of the Company and part owner of the property with Mr. Roddy J.H. Clark. Subsequently, the Bank entered into a Ground Lease Agreement with Ringgold Mining and Manufacturing Company, dated as of July 1, 1996, pursuant to which the Bank leases the property on which the Bank's building is located. See "Item 2. Description of Properties."

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

         (a)      Exhibits

                  Exhibit
                  Number                          Exhibit
                  -------                         -------
                  3.1                       Articles of Incorporation 1/

                  3.2                       Bylaws 1/

                  4.1                       Instruments Defining the Rights of
                                            Security Holders. See Articles of
                                            Incorporation at Exhibit 3.1 hereto
                                            and Bylaws at Exhibit 3.2 hereto.

                  10.1                      Ground Lease Agreement by and
                                            between Gateway Bancshares, Inc. and
                                            Ringgold Mining and Manufacturing
                                            Company, dated as of May 1, 1996. 2/

                  10.2                      Escrow Agreement by and between
                                            First Tennessee Bank, National
                                            Association and Gateway Bancshares,
                                            Inc. (In Organization), dated
                                            December 15, 1995. 1/

                  11                        Statements Re: Computation of Per
                                            Share Earnings

                  21.1                      Subsidiaries of Gateway Bancshares,
                                            Inc.

                  24.1                      Power of Attorney (appears on the
                                            signature pages to this Annual
                                            Report on 10-KSB).

                  27.1                      Financial Data Schedule (for SEC use only)

                  99.1                      Proxy Statement of Gateway Bancshares, Inc.


           (b)        Reports on Form 8-K filed in the fourth quarter of 1996:
                      None.

1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 33-80855, filed December 20, 1995.

2/ Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The Company completed its initial offering of its Common Stock on June 15, 1996 pursuant to its Registration Statement on Form SB-2 Registration No. 33-80855. The Company intends to hold its annual meeting of shareholders on April 16, 1998. The Company will file its Proxy Statement and Annual Report to Shareholders with the Securities and Exchange Commission on or before the date such items are mailed to shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GATEWAY BANCSHARES, INC.

                                    By:    /s/ Robert G. Peck
                                        ----------------------------------------
                                           Robert G. Peck
                                           President and Chief Executive Officer

                                    Date:  March 20, 1998

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

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Jack Joseph Babb                      Director                                    March 20, 1998
------------------------------------
Jack Joseph Babb

/s/ William H.H. Clark                    Director                                    March 20, 1998
------------------------------------
William H.H. Clark

/s/ Patricia Yvonne Cochran               Director                                    March 20, 1998
------------------------------------
Patricia Yvonne Cochran

/s/ Jeannette Wilson Dupree               Director                                    March 20, 1998
------------------------------------
Jeannette Wilson Dupree

/s/ Harle B. Green                        Director, Chief Financial                   March 20, 1998
------------------------------------      Officer (Principal Financial
Harle B. Green                            And Accounting Officer)

/s/ Walter Lee Jackson                    Director                                    March 20, 1998
------------------------------------
Walter Lee Jackson

/s/ Ernest Kresch                         Director                                    March 20, 1998
------------------------------------
Ernest Kresch

/s/ Robert G. Peck                        Director, President                         March 20, 1998
------------------------------------      Chief Executive Officer
Robert G. Peck

/s/ James Arthell Gray, Sr.               Director                                    March 20, 1998
------------------------------------
James Arthell Gray, Sr.

                                  EXHIBIT INDEX

                                                                                Page Number in
Exhibit                                                                          Sequentially
Number                              Exhibit                                     Numbered Copy
------                              -------                                     -------------
   3.1                     Articles of Incorporation. 1/                              N/A

   3.2                     Bylaws. 1/                                                 N/A

   4.1                     Instruments Defining the Rights of
                           Security Holders.  See Articles of
                           Incorporation at Exhibit 3.1 hereto
                           and Bylaws at Exhibit 3.2 hereto.                          N/A

   10.1                    Ground Lease Agreement by and between
                           Gateway Bancshares, Inc. and Ringgold Mining
                           and Manufacturing Company, dated as of
                           May 1, 1996 2/                                             N/A

   10.2                    Escrow Agreement by and between First
                           Tennessee Bank, National Association
                           and Gateway Bancshares, Inc. (In Organization),
                           dated December 15, 1995 1/                                 N/A

   11                      Statements Re: Computation of Per Share Earnings

   21.1                    Subsidiaries of Gateway Bancshares, Inc.

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

   27.1                    Financial Data Schedule (for SEC use only)

   99.1                    Proxy Statement of Gateway Bancshares, Inc.

1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, registration No. 33-80855, filed December 20, 1995.

2/ Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.