Form 10QSB
period 1998-03-31
GATEWAY BANCSHARES INC /GA/
filed 1998-05-14
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

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

                            GATEWAY BANCSHARES, INC.

                           March 31, 1998 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Consolidated Balance Sheet ..........................................    3

                  Consolidated Statement of Income ....................................    4

                  Consolidated Statement of Cash Flows ................................    5

                  Notes to Consolidated Financial Statements ..........................    6


  Item 2.         Management's Discussion and Analysis or Plan of Operation ...........    8


PART II. OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K ....................................   15





                                    * * * * *

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                MARCH 31, 1998      December 31,
                                                                   UNAUDITED            1997
                                                                --------------      -----------
ASSETS
Cash                                                              $   336,327       $   229,994
Due from banks                                                      1,618,141         1,152,424
Federal funds sold                                                    750,000           750,000

Securities available for sale                                      13,152,358        14,264,819
Securities held to maturity                                           746,299           944,986

Loans                                                              21,792,215        17,195,468
Allowance for loan losses                                            (210,000)         (170,000)
                                                                  -----------       -----------
Net loans                                                          21,582,215        17,025,468

Premises and equipment, net                                         1,716,414         1,725,463
Accrued interest                                                      350,744           279,050
Other assets                                                          225,939           239,181
                                                                  -----------       -----------
            TOTAL ASSETS                                          $40,478,437       $36,611,385
                                                                  ===========       ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                         $ 3,530,306       $ 3,306,847
      Interest-bearing                                             29,341,105        26,804,361
                                                                  -----------       -----------
            TOTAL DEPOSITS                                         32,871,411        30,111,208

  Note payable- FHLB                                                1,000,000               -0-
  Accrued interest                                                    151,815            91,297
  Other liabilities                                                    63,241            48,467
                                                                  -----------       -----------
            TOTAL LIABILITIES                                      34,086,467        30,250,972
                                                                  -----------       -----------

SHAREHOLDER'S EQUITY:
   Common stock ($5 par value; 10,000,000  shares
      authorized, 679,048 shares issued and outstanding)            3,395,240         3,395,240
   Capital surplus                                                  3,357,637         3,357,637
   Accumulated deficit                                               (359,470)         (407,329)
   Unrealized losses on investment securities
      available for sale, net of deferred tax or tax benefit           (1,437)           14,865
                                                                  -----------       -----------

            TOTAL SHAREHOLDER'S EQUITY                              6,391,970         6,360,413
                                                                  -----------       -----------

            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $40,478,437       $36,611,385
                                                                  ===========       ===========

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31
                                                  -----------------------
                                                    1998           1997
                                                  --------      ---------
REVENUE FROM EARNING ASSETS:
Loans                                             $555,655      $     -0-
    Interest on investment securities:
      Taxable securities                           170,840         73,018
      Nontaxable securities                            694            -0-
  Interest on federal funds sold                    28,548          6,698
  Interest on deposits in other banks                  -0-            177
                                                  --------      ---------
           TOTAL REVENUE FROM EARNING ASSETS       755,737         79,893
                                                  --------      ---------

INTEREST EXPENSE:
  Interest on deposits                             349,703            -0-
  Interest on notes payable                            322            -0-
                                                  --------      ---------
           TOTAL INTEREST EXPENSE                  350,025            -0-
                                                  --------      ---------

NET INTEREST INCOME:                               405,712         79,893
  Provision for loan losses                         40,000            -0-
                                                  --------      ---------

NET INTEREST INCOME:
  After Provision For Loan Losses                  365,712         79,893
                                                  --------      ---------

NON INTEREST INCOME:
  Service charges                                   22,914            -0-
  Insurance commissions                                848            -0-
  Investment securities gains                          604            -0-
  Other income                                       6,154            -0-
                                                  --------      ---------
            TOTAL NONINTEREST INCOME                30,520            -0-
                                                  --------      ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                   177,067         97,002
  Occupancy expense                                 24,002          9,249
  Furniture and equipment expense                   24,296          2,948
  Other operating expenses                         123,008         32,125
                                                  --------      ---------
           TOTAL NONINTEREST EXPENSES              348,373        141,324
                                                  --------      ---------

Loss before income taxes                            47,859        (61,431)
Income tax (provision) benefit                         -0-            -0-
                                                  --------      ---------
NET INCOME (LOSS)                                 $ 47,859      $ (61,431)
                                                  ========      =========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED
  Net income (loss) per common share              $    .07      $    (.09)
  Weighted average common shares outstanding       679,048        679,048


See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                1998              1997
                                                            -----------       -----------
OPERATING ACTIVITIES:
   Net income (loss)                                        $    47,859       $   (61,431)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Provision for loan losses                                     40,000               -0-
   Provision for depreciation and amortization                   27,533             3,065
   Amortization of investment security
      premiums and accretion of discounts                       (13,512)          (21,765)
   Realized gains on sale on investment securities                 (604)              -0-
   Deferred tax provision                                           -0-               -0-
   Increase in accrued interest receivable                      (71,694)              -0-
   Increase in accrued interest payable                          60,518               -0-
   Other                                                         35,607           (18,696)
                                                            -----------       -----------
         NET CASH USED IN OPERATING ACTIVITIES                  125,707           (98,827)
                                                            -----------       -----------

INVESTING ACTIVITIES:
  Net increase in loans                                      (4,596,747)              -0-
  Proceeds from maturities of securities                      3,959,325         2,700,000
  Proceeds from sales of securities available for sale        3,296,460               -0-
  Purchase of available for sale securities                  (5,905,318)       (2,286,974)
  Purchase of held to maturity securities                       (49,970)              -0-
  Capital expenditures                                          (17,610)         (665,302)
                                                            -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES               (3,313,860)         (252,276)
                                                            -----------       -----------

FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW accounts,
    and savings accounts                                     (4,345,015)              -0-
  Net increase in certificates of deposit                     7,105,218               -0-
  Borrowing under line of credit                              1,000,000           209,968
  Issuance of common stock                                          -0-               -0-
  Stock issue costs                                                 -0-               -0-
  Payments to organizers                                            -0-               -0-
  Payments on line of credit                                        -0-               -0-
  Retirement of common stock                                        -0-               -0-
                                                            -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            3,760,203           209,968
                                                            -----------       -----------

Net decrease in cash and cash equivalents                       572,050          (141,135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,132,418           880,615
                                                            -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,704,468       $   739,480
                                                            ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                               $   289,507       $       -0-
     Income taxes                                                   -0-               -0-


See notes to financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1998


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1997.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc., (the "Company") was formed to become a bank holding company to acquire all the stock of a new bank in Ringgold, Georgia, called Gateway Bank & Trust (the "Bank").

The Company is a one-bank holding company which provides a full range of banking services to individual and business customers in the Catoosa County, Georgia and surrounding areas through its wholly owned subsidiary, the Bank. The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank was granted a charter by the Georgia Department of Banking and Finance, and began full operation on April 21, 1997. The Company is funding operations from deposits and from capital raised through the issue of its common stock in 1996. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, continued)

Premises and Equipment

Premises and equipment are stated at cost less depreciation of $115,026. The provision for depreciation charged to expense for the three months ended March 31, 1998 was $26,659.

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

Income Taxes

The Company and the Bank are subject to federal and state income taxes. No taxes have been paid because of operating losses incurred during the pre-opening stage. No taxes have been accrued during the first quarter of 1998 as the valuation allowance has been released against current taxable income. The Company has a remaining valuation allowance of $29,749 at March 31, 1998

Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the number of shares outstanding for the periods presented.

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

At March 31, 1998, the Company had net unrealized losses of $ 2,245 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in Shareholder's equity of $1,437, net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS 115 adjustment at March 31, 1998 was $16,302.

NOTE 4 - NOTES PAYABLE

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 5.72%. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited, concluded)

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective for years ending after December 15, 1998, SFAS No. 130, "Reporting Comprehensive Income" was issued by FASB which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's consolidated financial statements.

Effective for years ending after December 15, 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS 132 will have a material impact on the Company's consolidated financial statements.


                         Part I.- Financial Information

        Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year ended December 31, 1997 appearing in the Company's Form 10-KSB.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance' and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users:
(5) changes in consumer spending, borrowing, and saving habits; (6) technological changes; consumer spending, borrowing and saving habits; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation, and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EARNINGS SUMMARY

The Company's net income for the quarter ended March 31, 1998 was $47,859 which compares to a net loss of $61,431 for the same period in 1997. The increase in net income resulted from the growth in the Company's loan and deposit base since opening April 21, 1997. Prior to opening, the Company's only source of revenues was interest on proceeds from its initial stock offering which was insufficient to cover its start up costs and other overhead.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $755,737 for the first quarter 1998, compared to interest income of $79,893 for the same period in 1997. The increase in interest income resulted from the increase in its loan and investment portfolios.

INTEREST EXPENSE

Interest expense on deposits for the first quarter 1998 was $350,025. In the first quarter 1997, the Company reported no interest expense. The increase in interest expense relates to the increase in customer deposits since opening April 21, 1997 as well as the $1,000,000 note from the Federal Home Loan Bank obtained in January, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $40,000 for the three months ended March 31, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .96 percent at March 31, 1998 compared to .99 percent at year-end 1997.

NON-INTEREST EXPENSE

Non-interest expense totaled $348,373 for first quarter 1998, and $141,324 for 1997. The increase reflects the hiring of additional staff, occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company.

INCOME TAXES

The Company's net operating losses of approximately $451,000 and valuation allowance incurred to date are expected to be utilized in the current and subsequent years to offset future taxable income.

FINANCIAL CONDITION

EARNING ASSETS

The Company's earning assets include loans, investment securities and federal funds sold. The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

NON-EARNING ASSETS

Non-earning assets include premises and equipment of $1,716,414 at March 31, 1998, a decrease of $9,049 from December 31, 1997. The decrease results primarily from depreciation provided for those assets that have been placed in service.

The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $350,744 at March 31, 1998, an increase of $71,694 from December 31, 1997. The increase is due to related increases in earning assets since year end 1997.

Other assets consist of the organization costs of the Company and the Bank and the deferred tax asset. Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Organization costs have been capitalized and are amortized on a straight line basis over a period of five years. The deferred tax asset consists primarily of tax benefits related to the net operating losses and will be realized as the Company generates taxable income.

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

Investment securities and federal funds sold decreased $1,311,148 or 9.4 percent from December 31, 1997 to March 31, 1998. The decrease is due to the use of proceeds from sales of investments to fund loan growth during the period. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1998 were $13,898,657 compared with $15,209,805 at December 31, 1997, reflecting a decrease of $1,311,148. There was no change in the federal funds sold balance at March 31, 1998 compared to December 31, 1997.

LOANS

Loans comprised the single largest category of the Company's earning assets on March 31, 1998. At March 31, 1998, the Company had outstanding loans amounting to $21,582,215 net of its reserve for loan losses, or 53.3% of total assets, compared to net loans of $17,025,468, or 46.5% of total assets at December 31, 1997. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At March 31, 1998 and December 31, 1997, the Company had no nonperforming loans. Although the Company will undoubtedly have some nonperforming loans in the future, there is nothing that would indicate that overall asset quality is prone to material erosion in future periods.

DEPOSITS

At March 31, 1998, the Company had outstanding deposits of $32,871,411, compared to a balance of $30,111,208 at December 31, 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased from $3,306,847 at December 31, 1997 to $3,530,306 at March 31, 1998. Time deposits of $100,000 or more increased by $3,769,781.

LIABILITIES

Liabilities consisted primarily of accrued interest payable and miscellaneous accounts payable at March 31, 1998 and at December 31, 1997.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $31,557 from December 31, 1997 to March 31, 1998, due to net earnings of $47,859 and the decrease in unrealized gains or losses on securities available for sale totaling $16,302, net of deferred tax liability.

YEAR 2000

The Bank utilizes and is dependent upon data processing systems and software to conduct its business. Management has initiated a Year 2000 project to prepare the Company's computer systems and applications for the Year 2000. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions. The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000, and has developed an implementation plan to resolve the issue. The Company believes that, since a majority of our equipment is less than three years old, the Year 2000 problem will not pose significant operational problems. The Company is not purchasing any new software products or engaging in any new contracts unless the products and counterparts are Year 2000 compliant. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. However, there can be no assurance that the systems of third parties upon which the Bank's business relies will be Year 2000 compliant on a timely basis. The failure of the Bank's computer system or applications or those operated by third parties could have a material adverse effect on the Company's result of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debt equaled approximately 14.6 million at March 31, 1998. Investment securities maturing in one year or less equaled 1.2 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of first quarter 1998, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $2.6 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the FHLB of Atlanta. As a member of the FHLB, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. As or March 31, 1998, the balance of the note payable was $1,000,000.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

FEDERAL CAPITAL STANDARDS

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to 5.57 million at March 31, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as

Total Risk-Based capital and was 5.78 million at March 31, 1998. The percentage ratios as calculated under FDICIA guidelines were 13.76 percent and 17.32 percent for Tier I and Total Risk-based capital, respectively, for the three months ended March 31, 1998. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of March 31, 1998 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

DBF CAPITAL REQUIREMENT

In addition to the capital standards imposed by federal banking regulators, the DBF imposed its 8% primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. At March 31, 1998, the capital ratio as calculated under the DBF standard was 16.3%. As of March 31, 1998 the Bank was in compliance with the 8% requirement.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

 (a) Exhibits:

   Exhibit Number          Description of Exhibit                                     Page number
   --------------          ----------------------                                     -----------
         3.1               Articles of Incorporation*                                     N/A

         3.2               Bylaws*                                                        N/A

         4.1               Instruments Defining Rights of Security Holders. See
                           Articles of Incorporation at Exhibit 3.1 hereto and
                           Bylaws at Exhibit 3.2 hereto.                                  N/A

         10.1              Ground Lease Agreement by and between Gateway
                           Bancshares, Inc. and Ringgold Mining and
                           Manufacturing Company, dated as of May 1, 1996**               N/A

         10.2              Escrow Agreement by and between First Tennessee Bank,
                           National Association and Gateway Bancshares, Inc. (In
                           Organization), dated December 15, 1995.*                       N/A

         11                Computation of Earnings Per Share                               17

         27                Financial Data Schedule (for the SEC use only)

* Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, registration No. 33-80855, filed December 20, 1995.

** Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 8, 1997

GATEWAY BANCSHARES, INC.





                                    /s/ Robert G. Peck
                                    -------------------------------------
                                    Robert G. Peck,
                                    President and CEO
                                    (Duly authorized officer)



                                    /s/ Harle B. Green
                                    -------------------------------------
                                    Harle B. Green,
                                    Chairman and Chief Financial Officer
                                    (Principal Financial Officer)