Form 10QSB
period 1998-06-30
GATEWAY BANCSHARES INC /GA/
filed 1998-08-14
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                          Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class
                  -----

            Common Stock, $5.00 par value                        679,048


Transitional Small Business Disclosure Format:         Yes [ ]         No [X]

                            GATEWAY BANCSHARES, INC.

                            June 30, 1998 Form 10-QSB

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

            Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . .      4

            Consolidated Statement of Comprehensive Income  . . . . . . . . . . . . . . . . . .      5

            Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . .  .      6

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .      7

  Item 2.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . .  .     10


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .     17

  Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . .      17

  Item 3.   Defaults Upon Senior Securities - None. . . . . . . . . . . . . . . . . . . . . . .     17

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . .      17

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .     18




                                    * * * * *

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                  JUNE 30, 1998    December 31,
                                                                    UNAUDITED          1997
                                                                   ------------   -------------
ASSETS
Cash                                                             $    273,550      $    229,994
Due from banks                                                      2,037,289         1,152,424
Federal funds sold                                                    400,000           750,000

Securities available for sale                                      13,048,704        14,264,819
Securities held to maturity                                         7,757,365           944,986

Loans                                                              28,731,014        17,195,468
Allowance for loan losses                                            (286,639)         (170,000)
                                                                 ------------      ------------
Net loans                                                          28,444,375        17,025,468

Premises and equipment, net                                         1,707,795         1,725,463
Accrued interest                                                      618,370           279,050
Other assets                                                          261,669           239,181
                                                                 ------------      ------------
            TOTAL ASSETS                                         $ 54,549,117      $ 36,611,385
                                                                 ============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                        $  4,613,767      $  3,306,847
      Interest-bearing                                             42,227,065        26,804,361
                                                                 ------------      ------------
            TOTAL DEPOSITS                                         46,840,832        30,111,208

   Note payable-FHLB                                               1,000,000               -0-
   Accrued interest                                                   216,066            91,297
   Other liabilities                                                   36,712            48,467
                                                                 ------------      ------------
            TOTAL LIABILITIES                                      48,093,610        30,250,972
                                                                 ------------      ------------

SHAREHOLDER'S EQUITY:
   Common stock ($5 par value; 10,000,000  shares
      authorized, 679,048 shares issued and outstanding)            3,395,240         3,395,240
   Capital surplus                                                  3,357,637         3,357,637
   Accumulated deficit                                               (311,228)         (407,329)
   Unrealized gains on investment securities
      available for sale, net of deferred tax or tax benefit           13,858            14,865
                                                                 ------------      ------------

            TOTAL SHAREHOLDER'S EQUITY                              6,455,507         6,360,413
                                                                 ------------      ------------

            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $ 54,549,117      $ 36,611,385
                                                                 ============      ============


See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                   Three Months Ended            Six Months Ended
                                                         June 30                     June 30
                                               --------------------------    ------------------------
                                                   1998           1997          1998          1997
                                                   ----           ----          ----          ----
REVENUE FROM EARNING ASSETS:
  Interest on investment securities:
  Loans                                          $692,764     $  68,375      $1,248,419     $  68,375
  Taxable securities                              269,309        68,443         440,843       141,461
  Interest on federal funds sold                   27,723        27,016          56,271        33,891
  Interest on deposits in other banks               2,172           -0-           2,172           -0-
                                                 --------     ---------      ----------     ---------
           TOTAL REVENUE FROM EARNING ASSETS      991,968       163,834       1,747,705       243,727

INTEREST EXPENSE:
  Interest on deposits                            513,830        41,963         851,092        41,963
  Interest on notes payable                        14,200           -0-          26,641           -0-
  Interest on federal funds purchased                 -0-           -0-             322           -0-
                                                 --------     ---------      ----------     ---------
           TOTAL INTEREST EXPENSE                 528,030        41,963         878,055        41,963
                                                 --------     ---------      ----------     ---------

NET INTEREST INCOME:                              463,938       121,871         869,650       201,764
  Provision for loan losses                        78,000        43,500         118,000        43,500
                                                 --------     ---------      ----------     ---------

NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES:                385,938        78,371         751,650       158,264

NON INTEREST INCOME:
  Service charges                                  32,339         3,504          55,253         3,504
  Commissions on insurance                          1,072           -0-           1,920           -0-
  Investment gains                                    -0-           -0-             604           -0-
  Other income                                     14,679         4,064          20,833         4,064
                                                 --------     ---------      ----------     ---------
            TOTAL NONINTEREST INCOME               48,090         7,568          78,610         7,568

NONINTEREST EXPENSES:
  Salaries and employee benefits                  189,253       152,350         366,320       249,352
  Occupancy expense                                25,026        17,183          49,028        26,432
  Furniture and equipment expense                  27,461        15,978          51,757        18,926
  Other operating expenses                        144,045       130,281         267,054       162,406
                                                 --------     ---------      ----------     ---------
           TOTAL NONINTEREST EXPENSES             385,785       315,792         734,159       457,116

Income (loss) before income taxes                  48,243      (229,853)         96,101      (291,284)
Income tax (provision) benefit                        -0-       100,500             -0-       100,500
                                                 --------     ---------      ----------     ---------
NET INCOME (LOSS)                                $ 48,243     $(129,353)     $   96,101     $(190,784)
                                                 ========     =========      ==========     =========

EARNINGS (LOSS) PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income (loss) per common share             $    .07     $    (.19)     $      .14     $    (.28)
  Weighted average common shares outstanding      679,048       679,048         679,048       679,048

See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (unaudited)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30                     June 30
                                                        ------------------------    -------------------------
                                                          1998          1997           1998          1997
                                                        --------      ---------      --------      ---------
Net Income                                              $ 48,243      $(129,353)     $ 96,101      $(190,784)
Other comprehensive, net of tax:
    Unrealized gains on securities:
       Unrealized holding gains (losses)
          arising during the period                      (26,294)        15,990        (2,131)         8,047
    Less:  reclassification adjustments
          for gains (losses) included in net income          -0-            -0-           604            -0-
                                                        --------      ---------      --------      ---------
                                                        $(26,294)        15,990        (1,527)         8,047

    Income tax (expense) benefit related
       items of other comprehensive income                 8,985         (5,445)          520         (2,736)
                                                        --------      ---------      --------      ---------
Other comprehensive income (loss)                        (17,309)        10,545        (1,007)         5,311
                                                        --------      ---------      --------      ---------
Comprehensive income (loss)                             $ 30,934      $(118,808)     $ 95,094      $(185,473)
                                                        ========      =========      ========      =========



See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                  Six Months Ended
                                                                       June 30
                                                            -----------------------------
                                                               1998              1997
                                                            ------------      -----------
OPERATING ACTIVITIES:
   Net income (loss)                                        $     96,101      $  (190,784)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Provision for loan losses                                     118,000           43,500
   Provision for depreciation and amortization                    65,130           28,589
   Amortization of investment security
      premiums and accretion of discounts                        (14,210)         (19,659)
   Gain on sale of investment securities                            (604)             -0-
   Deferred tax provision                                            -0-         (100,500)
   Increase in accrued interest receivable                      (339,320)         (86,082)
   Increase in accrued interest payable                          124,769           26,378
   Other                                                         (39,672)         (80,314)
                                                            ------------      -----------
         NET CASH USED IN OPERATING ACTIVITIES                    10,194         (378,872)
                                                            ------------      -----------

INVESTING ACTIVITIES:
   Net increase in loans                                     (11,536,907)      (4,509,394)
   Proceeds from maturities of securities                      2,124,133              -0-
   Proceeds from sales of available for sale securities        3,296,460        3,031,058
   Purchase of available for sale securities                  (6,546,292)      (3,373,281)
   Purchase of held to maturity securities                    (4,457,278)        (743,574)
   Capital expenditures                                          (41,513)      (1,149,814)
                                                            ------------      -----------
         NET CASH USED IN INVESTING ACTIVITIES               (17,161,397)      (6,745,005)
                                                            ------------      -----------

FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts,
    and savings accounts                                       6,743,119        5,517,921
   Net increase in certificates of deposit                     9,986,505        3,533,487
   Proceeds from FHLB loan                                     1,000,000              -0-
                                                            ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,729,624        9,051,408
                                                            ------------      -----------

Net increase in cash and cash equivalents                        578,421        1,927,531

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,132,418          880,615
                                                            ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,710,839      $ 2,808,146
                                                            ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                               $    538,735      $    15,585
     Income taxes                                           $        -0-      $       -0-



See notes to financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1998

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1997.

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

Premises and Equipment

Premises and equipment are stated at cost less depreciation of $145,410. The provision for depreciation charged to expense for the three and six months ended June 30, 1998 was $32,522 and $59,181, respectively.

Pre-Opening, Organization and Stock Offering Costs

Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and are being amortized on a straight-line basis over five years. Management plans to adopt SOP 98-5, as discussed in Note 5, in a future period with regards to accounting for organizational and start up expenses. Stock offering costs were charged to additional paid-in capital when the stock offering was completed during the second quarter of 1996.

Income Taxes

The Company and the Bank are subject to federal and state income taxes. No taxes have been paid because of operating losses incurred during the pre-opening stage. No taxes have been accrued during the first six months of 1998 as the valuation allowance has been released against current taxable income. The Company has a remaining valuation allowance of $29,749 at June 30, 1998.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the number of shares outstanding for the periods presented.

NOTE 3 - INVESTMENT SECURITIES

The Company has applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of Shareholder's equity (net of deferred tax effect).

At June 30, 1998, the Company had net unrealized gains of $ 20,997 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in Shareholder's equity of $13,858, net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1997 to June 30, 1998 was $520.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)( concluded)

NOTE 4 - NOTES PAYABLE

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 5.72%. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", issued by FASB, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's consolidated financial statements.

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

Effective for years beginning after December 15, 1998, Statement of Position
(SOP) 98-5 requires costs of start up activities and organization costs to be expensed as incurred. Initial application of the SOP is to be reported as the cumulative effect of a change in accounting principle. Management does not believe that the adoption of SFAS will have a material impact on the Company's financial statements.

                         PART I.- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year ended December 31, 1997 appearing in the Company's Form 10-KSB.

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

EARNINGS SUMMARY

The Company's net income for the three and six months ended June 30, 1998 was $48,243 and $96,101, respectively, which compares to net losses of $129,353 and $190,784 for the same periods in 1997. The increase in net income resulted from the increased interest spread from growth in the Company's loan and deposit base since opening April 21, 1997. Prior to opening, the Company's only source of revenues was interest on proceeds from its initial stock offering which was insufficient to cover its start up costs and other overhead.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $991,968 and $1,747,705 for the first three and six months ended June 30, 1998, respectively, compared to interest income of $163,834 and $243,727 for the same periods in 1997. The increase in interest income resulted from the increase in its loan and investment portfolios.

INTEREST EXPENSE

Interest expense on deposits for the three and six months ended June 30, 1998 was $528,030 and $878,055, respectively, compared to interest expense of $41,963 for the same periods in 1997. The increase in interest expense relates to the increase in customer deposits since opening April 21, 1997 as well as the $1,000,000 note from the Federal Home Loan Bank obtained in January, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic condition, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $78,000 and $118,000 for the three and six months ended June 30, 1998, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .99 percent at June 30, 1998 and at December 31, 1997.

NON-INTEREST INCOME

Non-interest income for the three and six months ended June 30, 1998, respectively, was $48,090 and $78,610 compared to $7,568 for the three and six month periods in 1997. Non-interest income consisted primarily of service charges on customer deposits ($55,253 through June 30, 1998), ATM and credit card fees, and rental of safe deposit boxes.

NON-INTEREST EXPENSE

Non-interest expense totaled $385,785 and $734,159 for the three and six months ended June 30, 1998, respectively, and $315,792 and $457,116 for the same periods in 1997. The increases reflect the hiring of additional staff, occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company.

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

NON-EARNING ASSETS

Non-earning assets include premises and equipment of $1,707,795 at June 30, 1998, a decrease of $17,668 from December 31, 1997. The decrease results primarily from depreciation provided for those assets that have been placed in service.

The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $618,370 at June 30, 1998, an increase of $339,320 from December 31, 1997. The increase is due to related increases in earning assets since year end 1997.

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

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available for sale, it is the intention to hold such securities for the foreseeable future except for funds for increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Investment securities and federal funds sold increased $5,246,264 or 32.8 % from December 31, 1997 to June 30, 1998. The increase is due to the higher growth in deposits compared to loans since year end which has provided additional funds for short and medium range investments. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1998 were $20,806,069 compared with $15,209,805 at December 31, 1997, reflecting a decrease of $5,596,264. Federal funds sold decreased from $750,000 at December 31, 1997 to $400,000 at June 30, 1998.

LOANS

Loans comprised the single largest category of the Company's earning assets on June 30, 1998. At June 30, 1998, the Company had outstanding loans amounting to $28,731,014 net of its reserve for loan losses, or 52.6% of total assets, compared to net loans of $17,025,468, or 46.5% of total assets at December 31, 1997. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At June 30, 1998 and December 31, 1997, the Company had no nonperforming assets. Although the Company will have some nonperforming assets in the future, there is nothing that would indicate that overall asset quality is prone to material erosion in future periods.

DEPOSITS

At June 30, 1998, the Company had outstanding deposits of $46,840,832, compared to a balance of $30,111,208 at December 31, 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased from $3,306,847 at December 31, 1997 to $4,613,767 at June 30, 1998. Time deposits of $100,000 or more increased by $6,743,119.

OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable increased $124,769 from December 31, 1997 to June 30, 1998. The increase relates to the increase in the Company's deposit base as well as an increase in the average accrual period for certificates of deposits.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $96,101 from December 31, 1997 to June 30, 1998, due to net earnings of $96,101 and the decrease in unrealized losses on securities available for sale totaling $1,007 net of deferred tax liability.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debt equaled approximately 22 million at June 30, 1998. Investment securities maturing in one year or less equaled .7 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of second quarter 1998, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $2.6 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

In an effort to maintain and improve the liquidity position of the Bank, management made application for membership with the FHLB of Atlanta as explained in further detail below. As a member of the FHLB, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. As or June 30, 1998, the balance of the note payable was $1,000,000.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (concluded)

NOTE PAYABLE - FEDERAL HOME LOAN BANK

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. At June, 1998, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72%. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

FEDERAL CAPITAL STANDARDS

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.4 million at June 30, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.7 million at June 30, 1998. The percentage ratios as calculated under FDICIA guidelines were 16.36% and 17.23% for Tier I and Total Risk-based capital, respectively, at June 30, 1998. Both levels exceeded the minimum ratios of four percent and eight percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of June 30, 1998 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

DBF CAPITAL REQUIREMENT

In addition to the capital standards imposed by federal banking regulators, the DBF imposed its 8% primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% capital ratio. At June 30, 1998, the capital ratio as calculated under the DBF standard was 12.3%. As of June 30, 1998 the Bank was in compliance with the 8% requirement.

                           PART II - OTHER INFORMATION

                            ITEM 1- LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material adverse effect upon the operations or financial condition of the Bank.

             ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

                  ITEM 3- DEFAULTS UPON SENIOR SECURITIES- NONE

          ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

An Annual Shareholders' Meeting was held on April 16, 1998.

All of the nine incumbent directors were elected to serve one-year terms until the Annual Shareholders Meeting in 1999. The following table sets forth the number of votes cast for and withheld with respect to each nominee. There were no abstentions or broker non-votes.

            Name of Nominee                 Votes For       Votes Withheld
            ---------------                 ---------       --------------
            Jack Babb                       457,505             5,764
            William H. Clark                457,605             5,664
            Patricia Y. Cochran             457,705             5,564
            Jeanette W. Dupree              457,705             5,564
            James Arthell Gray Sr.          456,705             6,564
            Harle B. Green                  457,705             5,564
            Walter Lee Jackson              457,705             5,564
            Ernest Kresch                   457,205             6,064
            Robert G. Peck                  457,705             5,564


Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 5102 Alabama Highway, Ringgold, Georgia 30736, of the contents of such proposal no later than February 6, 1998. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

                        ITEM 5 - OTHER INFORMATION - NONE

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

                10.3                Advances, Specific Collateral Pledge and
                                    Security Agreement, dated November 19,
                                    1997; Application for Advance Agreement
                                    Federal Home Loan Bank, dated January 9,
                                    1998; and Assignment of Mortgages and
                                    Deeds of Trust, dated January 3, 1998

                11                  Computation of Earnings Per Share

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

Dated:  August 12, 1998

GATEWAY BANCSHARES, INC.

                                       /s/ Robert G. Peck
                                       ----------------------------------------
                                       Robert G. Peck,
                                       President and CEO
                                       Principal Executive Officer)



                                       /s/ Harle B. Green
                                       ----------------------------------------
                                       Harle B. Green,
                                       Chairman and Chief Financial Officer
                                       (Principal Financial Officer)