Form 10QSB
period 1998-09-30
GATEWAY BANCSHARES INC /GA/
filed 1998-11-16
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Class
         Common Stock, $5.00 par value                                 679,048

Transitional Small Business Disclosure Format: Yes / / No /X/

                            GATEWAY BANCSHARES, INC.

                         September 30, 1998 Form 10-QSB

                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . 4

         Consolidated Statement of Comprehensive Income  . . . . . . . . . . . 5

         Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . .6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . 10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . 18

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .18

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .18

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .19

                                    * * * * *

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            SEPTEMBER 30, 1998     December 31,
                                                                UNAUDITED              1997
                                                               ------------        ------------
ASSETS
Cash                                                           $    462,978        $    229,994
Due from banks                                                    1,410,512           1,152,424
Federal funds sold                                                  280,000             750,000

Securities available for sale                                    16,569,665          14,264,819
Securities held to maturity                                       9,063,702             944,986

Loans                                                            32,272,352          17,195,468
Allowance for loan losses                                          (320,361)           (170,000)
                                                               ------------        ------------
Net loans                                                        31,951,991          17,025,468

Premises and equipment, net                                       1,683,482           1,725,463
Accrued interest                                                    602,245             279,050
Other assets                                                        191,967             239,181
                                                               ------------        ------------
            TOTAL ASSETS                                       $ 62,216,542        $ 36,611,385
                                                               ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                      $  4,624,225        $  3,306,847
      Interest-bearing                                           49,658,089          26,804,361
                                                               ------------        ------------
            TOTAL DEPOSITS                                       54,282,314          30,111,208

   Note payable- FHLB                                             1,000,000                 -0-
   Accrued interest                                                 263,499              91,297
   Other liabilities                                                 90,934              48,467
                                                               ------------        ------------
            TOTAL LIABILITIES                                    55,636,747          30,250,972
                                                               ------------        ------------

SHAREHOLDER'S EQUITY:
   Common stock ($5 par value; 10,000,000  shares
      authorized, 679,048 shares issued and outstanding)          3,395,240           3,395,240
   Capital surplus                                                3,357,637           3,357,637
   Accumulated deficit                                             (244,464)           (407,329)
   Accumulated other comprehensive income:
      Unrealized gains on investment securities
      available for sale, net of tax                                 71,382              14,865
                                                               ------------        ------------

            TOTAL SHAREHOLDER'S EQUITY                            6,579,795           6,360,413
                                                               ------------        ------------
            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $ 62,216,542        $ 36,611,385
                                                               ============        ============

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                          September 30
                                                      1998                1997               1998               1997
                                                   -----------        -----------        -----------        -----------
REVENUE FROM EARNING ASSETS:
  Interest on investment securities:
  Loans                                            $   847,310        $   255,897        $ 2,097,901        $   324,272
  Taxable securities                                   353,017            112,940            793,860            254,401
  Interest on federal funds sold                        18,541             18,085             74,812             51,976
                                                   -----------        -----------        -----------        -----------
           TOTAL REVENUE FROM EARNING ASSETS         1,218,868            386,922          2,966,573            630,649

INTEREST EXPENSE:
  Interest on deposits                                 660,221            146,158          1,511,313            188,121
  Interest on notes payable                             14,483                108             41,124                108
  Interest on federal funds purchased                      537                -0-                859                -0-
                                                   -----------        -----------        -----------        -----------
           TOTAL INTEREST EXPENSE                      675,241            146,266          1,553,296            188,229
c                                                   -----------        -----------        -----------        -----------
NET INTEREST INCOME:                                   543,627            240,656          1,413,277            442,420
  Provision for loan losses                             72,000             58,500            190,000            102,000
                                                   -----------        -----------        -----------        -----------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES:                     471,627            182,156          1,223,277            340,420

NON INTEREST INCOME:
  Service charges                                       41,157             14,316             96,410             17,820
  Commissions on insurance                               1,453                -0-              3,373                -0-
  Investment gains                                       2,967                -0-              3,571                -0-
  Other income                                           7,913              3,899             28,746              7,963
                                                   -----------        -----------        -----------        -----------
            TOTAL NONINTEREST INCOME                    53,490             18,215            132,100             25,783

NONINTEREST EXPENSES:
  Salaries and employee benefits                       186,481            151,522            552,801            400,874
  Occupancy expense                                     30,732             25,387             79,760             51,819
  Furniture and equipment expense                       29,044             19,171             80,801             38,097
  Other operating expenses                             196,847            100,776            463,900            263,182
                                                   -----------        -----------        -----------        -----------
           TOTAL NONINTEREST EXPENSES                  443,104            296,856          1,177,262            753,972

Income (loss) before income taxes                       82,013            (96,485)           178,115           (387,769)
Income tax (provision) benefit                         (15,250)            33,500            (15,250)           134,000
                                                   -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                  $    66,763        $   (62,985)       $   162,865        $  (253,769)
                                                   -----------        -----------        -----------        -----------
EARNINGS (LOSS) PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income (loss) per common share               $       .10        $      (.09)       $       .24        $      (.37)
  Weighted average common shares outstanding           679,048            679,048            679,048            679,048

See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                  September 30                      September 30
                                                            1998              1997            1998             1997
                                                          ---------        ---------        ---------        ---------
Net Income                                                $  66,764        $ (62,985)       $ 162,865        $(253,769)
Other comprehensive, net of tax:
    Unrealized gains on securities:
       Unrealized holding gains (losses)
          arising during the period                          91,334           23,981           89,203           33,702
    Less: reclassification adjustments
          for gains (losses) included in net income           4,175              -0-            3,571            3,701
                                                          ---------        ---------        ---------        ---------
                                                             87,159           23,981           85,632           30,001
    Income tax (expense) benefit related
       items of other comprehensive income                  (29,635)         (13,211)         (29,115)         (13,920)
                                                          ---------        ---------        ---------        ---------
Other comprehensive income (loss)                            57,524           10,770           56,517           16,081
                                                          ---------        ---------        ---------        ---------
Comprehensive income (loss)                               $ 124,288        $ (52,115)       $ 219,382        $(237,688)
                                                          =========        =========        =========        =========

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                         September 30
                                                                  1998                 1997
                                                              ------------        ------------
OPERATING ACTIVITIES:
   Net income (loss)                                          $    162,865        $   (253,769)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Provision for loan losses                                       190,000             102,000
   Provision for depreciation and amortization                      90,307              59,088
   Amortization of investment security
      premiums and accretion of discounts                          (12,158)            (22,625)
   Gain on sale of investment securities                            (3,571)                -0-
   Deferred tax provision                                               --            (134,000)
   Increase in accrued interest receivable                        (323,195)           (151,534)
   Increase in accrued interest payable                            172,202              60,777
   Other                                                            53,569             (90,226)
                                                              ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                     330,019            (430,289)
                                                              ------------        ------------
INVESTING ACTIVITIES:
   Net increase in loans                                       (15,116,523)        (10,361,654)
   Proceeds from maturities of securities                        5,163,260           3,431,058
   Proceeds from sales of available for sale securities          5,901,148                 -0-
   Purchase of available for sale securities                   (11,900,628)         (5,802,727)
   Purchase of held to maturity securities                      (9,485,981)           (743,574)
   Capital expenditures                                            (41,329)         (1,174,680)
                                                              ------------        ------------
         NET CASH USED IN INVESTING ACTIVITIES                 (25,480,053)        (14,651,577)
                                                              ------------        ------------
FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts,
    and savings accounts                                         8,510,592           8,147,253
   Net increase in certificates of deposit                      15,660,514           7,292,463
   Proceeds from FHLB loan                                       1,000,000                 -0-
                                                              ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       25,171,106          15,439,716
                                                              ------------        ------------
Net increase in cash and cash equivalents                           21,072             357,850
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,132,418             880,615
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,153,490        $  1,238,465
                                                              ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                 $  1,317,469        $    127,452
     Income taxes                                                    $ -0-               $ -0-

See notes to financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1997.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Gateway Bancshares, Inc. (the "Company") was formed to become a bank holding company to acquire all the stock of a new bank in Ringgold, Georgia, called Gateway Bank & Trust (the "Bank").

The Company is a one-bank holding company which provides a full range of banking services to individual and business customers in the Catoosa County, Georgia and surrounding areas through its wholly-owned subsidiary, the Bank. The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank was granted a charter by the Georgia Department of Banking and Finance, and began full operation on April 21, 1997. The Company is funding operations from deposits and from capital raised through the issue of its common stock in 1996. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Premises and Equipment

Premises and equipment are stated at cost less depreciation of $145,410. The provision for depreciation charged to expense for the three and nine months ended September 30, 1998 was $32,522 and $83,310, respectively.

Pre-Opening, Organization and Stock Offering Costs

Organization costs are primarily consulting, legal and regulatory fees related to the incorporation and initial organization of the Company and the Bank. Pre-opening costs are initial expenses incurred to prepare the Bank to commence business as a financial institution. Organization costs have been capitalized and are being amortized on a straight-line basis over five years. Management plans to adopt SOP 98-5, as discussed in Note 5, in a future period with regard to accounting for organizational and start-up expenses. Stock offering costs were charged to additional paid-in capital when the stock offering was completed during the second quarter of 1996.

Income Taxes

The Company and the Bank are subject to federal and state income taxes. No taxes have been paid because of operating losses incurred during the pre-opening stage. No taxes have been accrued during the first six months of 1998 as the valuation allowance has been released against current taxable income. The Company has a remaining valuation allowance of $29,749 at September 30, 1998.

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

At September 30, 1998, the Company had net unrealized gains of $108,154 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholder's equity of $71,382, net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS 115 adjustment from December 31, 1997 to September 30, 1998 was $56,517.

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

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", issued by FASB, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's consolidated financial statements.

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

Effective for years beginning after December 15, 1998, Statement of Position
(SOP) 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the SOP is to be reported as the cumulative effect of a change in accounting principle. Management does not believe that the adoption of SFAS will have a material impact on the Company's financial statements.

Effective for fiscal quarter ending after June 15, 1999, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Management does not believe that the adoption of SFAS 133 will have a material impact on the Company's consolidated financial statements.

                         PART I.- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1998 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1997.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance' and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users:
(5) changes in consumer spending, borrowing, and saving habits; (6) the impact of Year 2000 and technological changes; (7) consumer spending, borrowing and saving habits; (8) acquisitions; (9) the ability to increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (11) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (12) changes in the Company's organization, compensation, and benefit plans; (13) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (14) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

EARNINGS SUMMARY

The Company's net income for the three and nine months ended September 30, 1998 was $66,763 and $162,865, respectively, which compares to net losses of $62,985 and $253,769 for the same periods in 1997. The increase in net income resulted from the increased interest spread from growth in the Company's loan and deposit base since opening April 21, 1997. Prior to opening, the Company's only source of revenues was interest on proceeds from its initial stock offering which was insufficient to cover its start-up costs and other overhead.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,218,868 and $2,966,573 for the first three and nine months ended September 30, 1998, respectively, compared to interest income of $386,922 and $630,649 for the same periods in 1997. The increase in interest income resulted from the increase in its loan and investment portfolios.

INTEREST EXPENSE

Interest expense on deposits for the three and nine months ended September 30, 1998 was $675,241 and $1,553,296, respectively, compared to interest expense of $146,266 and $188,229 for the same periods in 1997. The increase in interest expense relates to the increase in customer deposits since opening April 21, 1997 as well as the $1,000,000 note from the Federal Home Loan Bank obtained in January, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $72,000 and $190,000 for the three and nine months ended September 30, 1998, respectively. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .99 percent at September 30, 1998 and at December 31, 1997.

NON-INTEREST INCOME

Non-interest income for the three and nine months ended September 30, 1998, respectively, was $53,490 and $132,100 compared to $18,215 and $25,783 for the three and nine month periods in 1997. Non-interest income consisted primarily of service charges on customer deposits ($96,410 through September 30, 1998), ATM and credit card fees, and rental of safe deposit boxes.

NON-INTEREST EXPENSE

Non-interest expense totaled $443,104 and $1,177,262 for the three and nine months ended September 30, 1998, respectively, and $296,856 and $753,972 for the same periods in 1997. The increases reflect the hiring of additional staff, occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

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

NON-EARNING ASSETS

Non-earning assets include premises and equipment of $1,683,482 at September 30, 1998, a decrease of $41,981 from December 31, 1997. The decrease results primarily from depreciation provided for those assets that have been placed in service.

The Company began leasing the site for the Bank beginning in September, 1996, at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $602,245 at September 30, 1998, an increase of $323,195 from December 31, 1997. The increase is due to related increases in earning assets since year end 1997.

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

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available for sale, management intends to hold such securities for the foreseeable future except for funds for increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Investment securities and federal funds sold increased $9,953,562 or 62.4% from December 31, 1997 to September 30, 1998. The increase is due to the higher growth in deposits compared to loans since year end which has provided additional funds for short and medium range investments. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1998 were $25,633,367 compared with $15,209,805 at December 31, 1997, reflecting an increase of $10,342,562. Federal funds sold decreased from $750,000 at December 31, 1997 to $280,000 at September 30, 1998.

LOANS

Loans comprised the single largest category of the Company's earning assets on September 30, 1998. At September 30, 1998, the Company had outstanding loans amounting to $31,951,991 net of its reserve for loan losses, or 51.3% of total assets, compared to net loans of $17,025,468, or 46.5% of total assets at December 31, 1997. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At September 30, 1998, the Company had nonperforming assets of $16,425, or .05% of all loans and .03% of total assets. At December 31, 1997, the Company had no nonperforming loans.

DEPOSITS

At September 30, 1998, the Company had outstanding deposits of $54,282,314, compared to a balance of $30,111,208 at December 31, 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased from $3,306,847 at December 31, 1997 to $4,624,255 at September 30, 1998. Time deposits of $100,000 or more increased by $7,917,159.

OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable increased $172,202 from December 31, 1997 to September 30, 1998. The increase relates to the increase in the Company's deposit base as well as an increase in the average accrual period for certificates of deposits.

In June 1998, the Bank experienced fraudulent activity against its account. Apparently, a party unrelated to the bank acquired the Bank's identification number, created invalid account numbers, and then was able to process approximately $280,000 worth of fraudulent charges. Based upon the information obtained at this time, management believes that the Bank's card processor, rather than the Bank, should bear the loss for these fraudulent charges. However, the processor does not agree with the Bank's position and the parties have agreed to an arbitration hearing to resolve their dispute. Management estimates that it may take four to six months to resolve this matter. Management is currently accruing expenses which it believes are adequate to cover itself for any losses upon settlement.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $219,382 from December 31, 1997 to September 30, 1998, due to net earnings of $162,865 and the increase in unrealized gains on securities available for sale totaling $56,517 net of deferred tax liability.

YEAR 2000

The Company utilizes and depends upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other amounts important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (1) information systems, (2) embedded systems located at the Bank's offices and within its off-site ATM machines, (3) third-party and customer relationships, and (4) contingency planning. The Company has designated a Year 2000 compliance team, headed by its Chief Financial Officer and Chief Operating Officer, who are making Year 2000 readiness assessments and remediation where necessary.

Information Systems. The Company has identified all mission critical information technology ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware has been completed, and the Company expects to have mission critical hardware modification or replacement completed during the fourth quarter of 1998. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance. The Company plans to complete any programming changes to critical systems and to commence testing of the new programming in the fourth quarter of 1998. Testing of internal mission critical systems is scheduled to take place during the first quarter of 1999 and implementation is scheduled to be complete by June 30, 1999.

Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

Third Party and Customer Relationships. The Company is in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparts and customers to conduct their own Year 2000 assessments and take appropriate steps to become Year 2000 compliant.

The Company outsources its principal data processing activities to another financial institution, and the Company is actively communicating with and monitoring the progress of such institution to assess the impact of Year 2000 issues on such institution and its ability to provide such data processing services. The Company will consider new business relationships with alternate providers of products and services if necessary. Additionally, the Company has initiated communications with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of first quarter 1999.

Financial Implications. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 issue will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations,. The Company currently estimates that the costs of assessing, testing, and remediation of Year 2000 issues will total approximately $25,000 in 1998 and $25,000 in 1999. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

Potential Risks. The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric, telephone and water service, are beyond the control of the Company and the failure of such systems could have a negative impact on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Company. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and therefore would not be able to meet the production and growth needs of the communities it serves.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debts equaled approximately $15.9 million at September 30, 1998. Investment securities maturing in one year or less equaled $2.5 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

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

In an effort to maintain and improve the liquidity position of the Bank, management applied for membership with the Federal Home Loan Bank of Atlanta as explained in further detail below. As a member of the FHLB, the Bank would improve its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. As of September 30, 1998, the balance of the note payable was $1,000,000.

Capital Resources

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

Note Payable - Federal Home Loan Bank

In January, 1998, the Company obtained a $1 million loan from the FHLB of Atlanta. At September, 1998, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72%. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

Federal Capital Standards

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.6 million at September 30, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.9 million at September 30, 1998. The percentage ratios as

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (concluded)

calculated under FDIC guidelines were 10.61% and 11.09% for Tier I and Total Risk-based capital, respectively, to risk-weighted assets at September 30, 1998. Both levels exceeded the minimum ratios of 4% and 8%, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of September 30, 1998 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

DBF Capital Requirement

In addition to the capital standards imposed by federal banking regulators, the DBF imposed its 8% primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6% minimum capital ratio. At September 30, 1998, the capital ratio as calculated under the DBF standard was 10.45%. As of September 30, 1998 the Bank was in compliance with the 8% requirement.

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

       Item 4- Submission of Matters to a Vote of Security- Holders - None

                        Item 5 - Other Information - None

                    Item 6 - Exhibits and Report on Form 8-K

(a) Exhibits:

Exhibit Number             Description of Exhibit                    Page number
--------------             ----------------------                    -----------

3.1                        Articles of Incorporation*                   N/A

3.2                        Bylaws*                                      N/A

4.1                        Instruments Defining Rights of
                           Security Holders. See Articles of
                           Incorporation at Exhibit 3.1 hereto
                           and Bylaws at Exhibit 3.2 hereto.            N/A

10.1                       Ground Lease Agreement by and
                           between Gateway Bancshares, Inc
                           and Ringgold Mining and Manufacturing
                           Company, dated as of May 1, 1996**           N/A

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
                           1998; and Assignment of Mortgages and
                           Deeds of Trust, dated January 3, 1998***

11                         Computation of Earnings Per Share            21

27                         Financial Data Schedule
                           (for the SEC use only )

* Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, registration No. 33-80855, filed December 20, 1995.

** Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

*** Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form, 10-QSB for the quarter ended June 30, 1998.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1998

GATEWAY BANCSHARES, INC.

                                            /s/ Robert G. Peck
                                            ------------------------------------
                                            Robert G. Peck,
                                            President and CEO
                                            Principal Executive Officer)

                                            /s/ Harle B. Green
                                            ------------------------------------
                                            Harle B. Green,
                                            Chairman and Chief Financial Officer
                                            Principal Financial Officer)