Form 10KSB
period 1998-12-31
GATEWAY BANCSHARES INC /GA/
filed 1999-03-30
CIK 1007029

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For fiscal year ended DECEMBER 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    ----------------

         Commission file number                      000-24137
                               ------------------------------------------

                            GATEWAY BANCSHARES, INC.
     --------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 GEORGIA                                58-2202210
     --------------------------------             -----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

     5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA       30736
     -----------------------------------------------------     ----------
        (Address of Principal Executive Offices)               (Zip Code)

                                (706) - 965-5500
      -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $5.00.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes X   No
                                                          --    --
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,546,537.
                                                        -------------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$7,230,202 AS OF MARCH 8, 1999.
-------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 679,048 AS OF MARCH 26, 1998.

   Transitional Small Business Disclosure format (check one): Yes     No X
                                                                 ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 1999, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I............................................................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...............................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES............................................................................16
   ITEM 3.  LEGAL PROCEEDINGS....................................................................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................17

PART II..........................................................................................................17

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................17
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................................17
   ITEM 7.  FINANCIAL STATEMENTS.................................................................................17
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE................................................................18

PART III.........................................................................................................18

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........................................18
   ITEM 10. EXECUTIVE COMPENSATION...............................................................................18
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.....................................................................................18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................18
   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K..............................................................19

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

         The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Supervision and Regulation."


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

PHILOSOPHY

         The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of Ringgold, Georgia, as well as other communities located in Catoosa County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents in Catoosa and surrounding counties the benefits associated with a locally owned and managed bank. Management has implemented an active call program, by which officers and directors promote the Bank by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. In addition, the President, Executive Vice President and Chief Financial Officer of the Bank have substantial banking experience in Catoosa County, which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. The Bank's directors are active members of the business communities in Ringgold and around Catoosa County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

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

LOAN PORTFOLIO

         LENDING POLICY. The Bank was established to support Catoosa County and the immediately-surrounding counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. Consequently, the Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary commercial lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank plans to avoid concentrations of loans to a single industry or based on a single type of collateral.

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

         INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 1998, investment securities comprised approximately 42% of the Bank's assets, with net loans comprising approximately 47% of the Bank's assets. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

         DEPOSITS. The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, Catoosa County, and to a lesser extent, Walker County and Whitfield County in Georgia and Hamilton County in Tennessee. Deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. The Bank offers a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

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

                                   EMPLOYEES

         At December 31, 1998, the Company and its subsidiary employed 21 full-time employees and one part-time employee. The Company considers its relationship with its employees to be excellent.

                        SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in this Report and the Company's consolidated financial statements and notes thereto also incorporated by reference in this Report. The average statistical data presented in this report are generally based on daily average balances.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The table below shows, for the periods indicated, the daily average balances outstanding for the major categories of interest earning assets and interest bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities.




           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                    Taxable Equivalent Basis (in Thousands)


                                                           YEAR ENDED DECEMBER 31, 1998           Year Ended December 31, 1997
                                                           -----------------------------          ----------------------------
                                                            AVERAGE     INCOME/    YIELD/          Average     Income/   Yield/
                                                            BALANCE     EXPENSE     RATE           Balance     Expense   Rate
                                                            -------     -------     ----           -------     -------   ----
Assets
  Earning assets:
    Loans, net of unearned income (1)................    $   27,335   $    3,014     11.03%     $    5,778    $ 744       12.88%
    Investment Securities:
      Taxable........................................        19,630        1,241      6.32           6,643      391        5.89
      Tax-exempt.....................................             0            0         0               0        0           0
                                                         ----------   ----------   -------      ----------    -----   ---------
        Total investment securities..................        19,630        1,241      6.32           6,643      391        5.89
      Federal funds sold.............................         1,605           99      6.17           1,238       67        5.65
                                                         ----------   ----------                ----------    -----   ---------
        Total interest-earning assets (2)............        48,570        4,354      8.96          13,659    1,202        8.80
                                                                      ----------                ----------    -----   ---------

  Non interest-earning assets:
    Cash and due from banks..........................         1,992                                    622
    Premises and equipment...........................         1,707                                  1,698
    Accrued interest and other assets................           621                                    233
    Allowance for loan losses........................         (268)                                   (52)
                                                         ----------                             ----------
      Total assets...................................    $   52,622                             $   16,160
                                                         ==========                             ==========

Liabilities and Shareholders' Equity Interest-bearing
  liabilities:
    Demand deposits..................................    $    7,702          288      3.74      $    2,739       92        3.35
    Savings deposits.................................         6,635          332      5.00           1,275       61        4.78
    Time deposits....................................        26,957        1,646      6.11           4,478      276        6.16
                                                         ----------    ---------  --------     -----------    -----      ------
                                                             41,294        2,266      5.49           8,492      429        5.05
    Other short-term borrowings......................         1,109           61      5.50              19        1        5.26
                                                         ----------    ---------  --------     -----------    -----      ------
      Total interest-bearing liabilities.............        42,403        2,327      5.49           8,511      430        5.05
                                                                       ---------  --------                    -----      ------
  Non interest-bearing liabilities:
    Demand deposits..................................         3,506                                  1,290
    Accrued interest and other liabilities...........           239                                     32
    Shareholders' equity                                      6,474                                  6,327
                                                         ----------                            -----------

      Total liabilities and shareholders' equity.....    $   52,622                            $    16,160
                                                         ==========                            ===========

Net interest income/net interest spread..............                      2,027       3.47%                    772       3.75%
                                                                       ---------     ======                  ------
Net yield on earning assets..........................                                  4.17%                              5.65%
                                                                                     ======                             ======
Taxable equivalent adjustment:
  Loans..............................................                          0                                  0
  Investment securities..............................                          0                                  0
                                                                       ---------                           --------
    Total taxable equivalent adjustment..............                          0                                  0
                                                                       ---------                           --------
Net interest income..................................                  $   2,027                           $    772
                                                                       =========                           ========

------------------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following table sets forth, for the years ended December 31, 1998 and 1997, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.


                                        RATE/VOLUME VARIANCE ANALYSIS
                                                      CHANGE                         INTEREST                   VARIANCE (1)
                               AVERAGE VOLUME       IN  VOLUME    AVERAGE RATE    INCOME/EXPENSES   VARIANCE    ATTRIBUTED TO
                            -------------------     ----------   -------------    ---------------  ---------  ---------------
                            1998           1997      1998-97     1998      1997   1998      1997   1998-97    VOLUME     RATE
                            ----        -------      -------     ----      ----   ----      ----   -------    ------     ----
                                                                              ((in Thousands)


EARNING ASSETS:
Loans, net of unearned
    Income.................   $  27,335   $  5,778     $21,557   11.03%  12.88%  $3,014  $  744    $ 2,270     $2,377    $  (107)
Investment securities:
  Taxable..................      19,630      6,643      12,987    6.32    5.89    1,241     391        850        821         29
  Tax exempt...............          -0-        -0-         -0-     -0-     -0-      -0-     -0-        -0-        -0-        -0-
                              ---------   --------     -------                   ------  ------    -------     ------    -------
    Total investment
      Securities...........      19,630      6,643      12,987    6.32    5.89    1,241     391        850        821         29
Federal funds sold.........       1,605      1,238         367    6.17    5.33       99      67         32         22         10
                              ---------   --------     -------                   ------  ------    -------     ------    -------
    Total earning assets...   $  48,570   $ 13,659     $34,911    8.96    8.80   $4,354  $1,202    $ 3,152     $3,220    $   (68)
                              =========   ========     =======                   ======  ======    =======     ======    =======

INTEREST-BEARING LIABILITIES:
Deposits:
  Demand...................   $   7,702   $  2,739     $ 4,963    3.74    4.31   $  288  $   92   $    196     $  212     $  (16)
  Savings..................       6,635      1,275       5,360    5.00    4.78      332      61        271        268          3
  Time.....................      26,957      4,478      22,479    6.11    6.16    1,646     276      1,370      1,372         (2)
                              ---------   --------     -------                   ------  ------   --------      -----     -------

    Total interest-bearing
      deposits.............      41,294      8,492      32,802    5.49%   5.05%   2,266     429      1,837      1,852        (15)

Other short-term
   borrowings..............       1,109         19       1,090    5.50%   5.26%      61       1         60         60         -0-
                              ---------   --------     -------                   ------  ------    -------     ------    -------

    Total interest-bearing
       Liabilities.........   $  42,403   $  8,511     $33,892    5.49%   5.05    2,327     430      1,897      1,912        (15)
                              =========   ========     =======                    -----  ------    -------     ------    -------

Net interest income/net
   interest spread.........                                       3.47%   3.75%  $2,027  $  772    $ 1,255     $1,308    $   (53)
                                                                 =====   =====   ======  ======    =======     ======    =======

Net yield on earning assets                                       4.17%            5.65%
                                                                  ====             ====

Net cost of funds..........                                       4.79%            3.15%
                                                                  ====             ====


-----------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amount of investment securities at the end of the year is set forth in the following table.

                              INVESTMENT PORTFOLIO



                                                                                 DECEMBER 31,
                                                                  ---------------------------------------
                                                                        1998                    1997
                                                                        ----                    -----
                                                                                 (in Thousands)
SECURITIES HELD TO MATURITY:
----------------------------
   U.S. Government agencies..........................               $      7,513             $        945
   Municipal securities..............................                         50                      -0-
                                                                    ------------             ------------
                                                                    $      7,563             $        945
                                                                    ============             ============

SECURITIES AVAILABLE FOR SALE:
------------------------------
   U.S. Government agencies..........................               $     12,332             $     13,733
   Mortgage backed securities........................                     12,195                      514
   Equity: Federal Home Loan Bank securities.........                        118                       17
                                                                    ------------             ------------
                                                                    $     24,645             $     14,264
                                                                    ============             ============


Average taxable securities were 100 percent of the portfolio in 1998 which reflects management's intent to maximize investment yields until the Company reaches a level of cumulative profitability and becomes subject to income taxation.

The maturities and weighted average yields of the investments in the 1998 portfolio of investment securities are presented below. The average maturity of the investment portfolio is 11.03 with an average yield of 6.32 percent.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                             Maturing
                                         ------------------------------------------------------------------------------------------
                                            Within                   After One But                After Five But         After
                                           One Year                Within Five Years             Within Ten Year        Ten Year
                                           --------                -----------------             ---------------        --------
                                        Amount   Yield           Amount     Yield              Amount      Yield   Amount    Yield
                                        ------   -----           ------     -----              ------      -----   ------     -----
                                                                        (in Thousands)
SECURITIES - AVAILABLE FOR SALE:
--------------------------------
    U. S. Government agencies........   $ 4,751     5.84%      $   3,614     5.87%           $   4,010      6.15%  $  -0-    0.00%
    Mortgage backed securities.......       -0-     0.00           2,676     6.10                4,909      6.27    4,563    6.55
    Other:  Federal Home
       Loan Bank.....................       118     7.58             -0-     0.00                   -0-     0.00      -0-    0.00
                                        -------                ---------                      ---------
           Total.....................   $ 4,869     5.87       $   6,290     5.96             $   8,919     6.21  $ 4,563    6.55
                                        =======                =========                      =========           =======

SECURITIES HELD TO MATURITY:
----------------------------
    U.S. Government agencies.........   $   501    6.25        $   2,262     6.09             $   4,750     6.39  $   -0-    0.00
    Municipal securities.............        50    9.05              -0-     0.00                   -0-     0.00      -0-    0.00
                                        -------                ---------                      ----------          -------
                                        $   551    6.50        $   2,262     6.09            $    4,750     6.39  $   -0-    0.00
                                        =======                =========                      ==========          =======


There were no securities held by the Company, whose aggregate value on December 31, 1998 exceeded ten percent of the Company's shareholders' equity at that date. (1)

-------------
(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

LOAN PORTFOLIO

The following table shows the classification of loans by major category at December 31, 1998 and 1997.

                                 TYPES OF LOANS



                                        DECEMBER 31, 1998             December 31, 1997
                                        -----------------             -----------------
                                                      PERCENT                      Percent
                                      AMOUNT         OF TOTAL        Amount        of Total
                                      ------         --------        ------        --------
                                          (in Thousands)                 (in Thousands)
Commercial, financial
  and agricultural .............      $10,600          29.1%        $ 6,993           40.7%
Real estate - construction .....        4,161          11.4%          2,992           17.4%
Real estate - other ............       15,136          41.5%          3,482           20.3%
Consumer .......................        6,431          17.6%          3,696          21.50%
Other loans ....................          136            .4%             32             .1%
                                      -------       -------         -------          ------
                                       36,464         100.0%         17,195          100.0%
                                                    =======
    Less:
    Allowance for
      loan losses ..............         (366)                         (170)
                                     --------                       -------
    Net loans ..................     $ 36,098                       $17,025
                                     ========                       =======


The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

The following table provides maturities of certain loan classifications at December 31, 1998 and 1997 and an analysis of these loans maturing in over one year.

                             SELECTED LOAN MATURITY


                                                                                           RATE STRUCTURE FOR LOANS
                                             MATURITY                                       MATURING OVER ONE YEAR
                                    -------------------------                            -----------------------------
                                                     OVER ONE
                                                        YEAR
                                        ONE           THROUGH      OVER                   PREDETERMINED    FLOATING OR
                                      YEAR OR           FIVE       FIVE                      INTEREST       ADJUSTABLE
                                       LESS             YEAR       YEAR       TOTAL            RATE            RATE
                                    ----------      -----------    ----       -----      ----------------  -----------
                                                                   (in Thousands)
Commercial, financial
   and agricultural.............    $   8,508       $   2,092    $   -0-   $  10,600        $   3,561     $    7,039
Real estate -
   construction.................        4,113              48        -0-       4,161            1,088          3,073
                                    ---------       ---------    -------   ---------       ----------     ----------

                                   $   12,621       $   2,140    $   -0-   $  14,761        $   4,649     $   10,112
                                   ==========       =========    =======   =========       ==========     ==========

NONPERFORMING ASSETS

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1998 and 1997.



                                                                  DECEMBER 31, 1998                 December 31, 1997
                                                                  -----------------                 -----------------
                                                                    (in Thousands)                    (in Thousands)
Nonaccruing loans.................................                $              15                 $          -0-
Loans past due 90 days or more....................                                0                            -0-
Restructured loans................................                                0                            -0-
                                                                  -----------------                  -------------
Total nonperforming loans.........................                               15                            -0-
Nonaccruing securities............................                                0                            -0-
Other real estate.................................                                0                            -0-
                                                                  -----------------                 --------------
Total nonperforming assets........................                $              15                 $          -0-
                                                                  =================                 ==============

RATIOS:
 Loan loss allowance to
  total nonperforming assets......................                           24.40                           N/A
                                                                  ================
 Total nonperforming loans to total
  loans (net of unearned interest)................                          0.0004                           N/A
                                                                  ================
 Total nonperforming assets
  to total assets.................................                          0.0002                           N/A
                                                                  ================


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

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $366,158 in the allowance for loan losses at December 31, 1998 (1% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 1998 and 1997.

                                     SUMMARY OF LOAN LOSS EXPERIENCE



                                                                          1998                    1997
                                                                    ----------------         ---------------
                                                                     (in Thousands)           (in Thousands)
Allowance for loan losses at beginning of year............              $    170                 $     -0-
                                                                         -------                 ---------
Total loans charged off - consumer loans..................                   (39)                      (1)
Recoveries on loans previously charged off................                    0                        -0-
                                                                        --------                 ---------
Net loans charged off.....................................                   (39)                      (1)
Provision for loan losses.................................                   235                      171
                                                                        --------                 ---------

Allowance for loan losses at end of period................              $    366                $     170
                                                                        ========                 ---------

Loans, net of unearned income, at end of period...........              $ 36,464                $  17,195
                                                                        ========                 =========

Average loans, net of unearned income,
  outstanding for the period..............................              $ 27,335                $   5,778
                                                                        ========                 =========

Ratios:
  Allowance at end of period to loans, net of
    unearned income.......................................                  1.00%                    0.99%
  Allowance at end of period to average loans,
    net of unearned income................................                  1.34%                    2.94%
  Net charge-offs to average loans, net of
    unearned income.......................................                   .14%                     .02%
  Net charge-offs to allowance at end of period...........                 10.66%                     .39%
  Recoveries to prior year charge-offs....................                  0.00%                    0.00%



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

In evaluating the allowance, management also considers the loan loss experience of Gateway Bancshares, Inc. & Subsidiary, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Management allocated the reserve for loan losses to specific loan classes as follows:


                                           ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                            DECEMBER 31, 1998                          DECEMBER 31,1997
                                                            -----------------                          ----------------
                                                                          PERCENT                                     Percent
                                                         AMOUNT          OF TOTAL                 Amount              of Total
                                                         ------          --------                 ------              --------
                                                                    (in Thousands)                        (in Thousands)
Domestic loans
 Commercial,
 financial and
  and agricultural..........................         $      110             30.0%              $      70                  41.2%
  Real estate - construction & other........                 66             18.1                      64                  37.6%
  Consumer..................................         $      190             51.9                      36                  21.2%
                                                     ----------        ---------               ---------            ----------
                                                     $      366            100.0%              $     170                 100.0%
                                                     ==========        =========               =========            ==========



[CAPTION]
(1) The Company had no foreign loans.

DEPOSITS

The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1998 and 1997 are as follows:



                                                           YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                                  1998                                1997
                                         ----------------------              ---------------------
                                                               (in Thousands)
                                          Amount          Rate             Amount             Rate
                                          ------          ----             ------             ----
Noninterest-bearing demand deposits      $ 3,506          -0-%              $1,290             -0-%
                                         -------                            ------
Demand ............................        7,702         3.74                2,739            3.35
Savings ...........................        6,635         5.00                1,275            4.78
Time deposits .....................       26,957         6.11                4,478            6.16
                                         -------                            ------
    Total interest-bearing deposits       41,294         5.49                8,492            5.05
                                         -------                            ------

        Total average deposits ....      $44,800         5.06               $9,782            4.39
                                         =======                            ======

The two categories of lowest cost deposits comprised the following percentages of total deposits during 1998: average noninterest-bearing demand deposits -
7.8 percent; and average interest-bearing demand deposits - 17.2 percent. Of total time deposits, approximately 53.0 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1998 are summarized in the table below.


                       MATURITIES OF LARGE TIME DEPOSITS


                                                                                     TIME
                                                                                 CERTIFICATES
                                                                                  OF DEPOSIT
                                                                                --------------
                                                                                (IN THOUSANDS)
Three months or less                                                                $  4,373
Over three through six months                                                          6,861
Over six through twelve months                                                         2,405
Over twelve months                                                                       655
                                                                                    --------
   Total                                                                            $ 14,294
                                                                                    ========



RETURN ON EQUITY AND ASSETS

The following table summarizes certain financial ratios for the Company for the years ended December 31, 1998 and 1997.


                                                                              YEAR ENDED DECEMBER 31,
                                                                         1998                       1997
                                                                       ---------                 ---------
                                                                                 (in Thousands)
Return on average assets                                                   0.44%                   (1.70)%
Return on average equity                                                   4.10%                   (4.33)%
Dividend payout ratio                                                      0.00%                     0.00%
Average equity to average assets ratio                                    10.78%                    39.15%

                           SUPERVISION AND REGULATION

         The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company.

 GENERAL

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as currently in effect. As a result, the Company and any future non-bank subsidiaries the Company establishes is and will be subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of any bank; or
(3) it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act also provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

        The Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In either case, certain deposit-percentage, aging requirements, and other restrictions apply. National and state-chartered banks may branch across state lines by acquiring banks in other states. By adopting legislation prior to June 1, 1997, a state could elect either to "opt in" and accelerate the date after which interstate branching would be permissible or "opt out" and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new branches throughout Georgia.

        The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. The Bank Holding Company Act also prohibits the Company from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, the Federal Reserve has determined that factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities are permissible activities of bank holding companies. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiaries.

        The Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

        The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

        The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

        If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" below.

         Under the dividend restrictions imposed by federal and state law and the conditions included in the Georgia Department of Banking and Finance's approval of the Bank's Charter application, at December 31, 1998, the Bank could not declare dividends to the Company.

        The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company and the appropriate federal banking regulator in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies -- a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is referred to as Tier 1 Capital. The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves and is referred to as Tier 2 Capital. At December 31, 1998, the Company's consolidated ratio of total capital to risk-weighted assets was 12.76% and its consolidated ratio of Tier 1 Capital to risk-weighted assets was 12.05%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet the specified criteria including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1998 was 9.21%. The guidelines also provide that bank holding companies experiencing internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition, as a condition to granting the Bank's charter, the Georgia Department of Banking and Finance requires the Bank to maintain a Tier 1 Capital to assets ratio of at least 8% for the first three years of the Bank's operation.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

SUPPORT OF SUBSIDIARY INSTITUTIONS

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary.

         At December 31, 1998, the Bank's capital level placed it in the well capitalized category.

FDIC INSURANCE ASSESSMENTS

         The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC will assess banks at a rate of 1.3 cents per $100 of deposits until December 31, 1999. Thereafter, it will add approximately 2.4 cents per $100 of deposits to each assessment.

         The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

         The Bank building is a two-story building consisting of 12,000 square foot. The building contains six teller stations and four drive-through stations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The response to this Item is partially included in the Company's Annual Report to Shareholders at page 37 and is incorporated herein by reference.

         The Company has not sold any unregistered shares of its Common Stock, no par value, during fiscal years 1998, 1997, or 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 11, and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included in the Company's Annual Report to Shareholders at pages 13 through 36, and are incorporated herein by reference.

         Independent Auditors' Report

         Financial Statements

         Consolidated Balance Sheets dated as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1999, under the following headings, and are incorporated herein by reference.

         "Proposal One:  Election of Directors - Director Nominees," at page 5;

         "Executive Officers," at page 6;

         "Security Ownership of Certain Beneficial Owners and Management," at pages 2 through 4; and

          "Section 16(a) Beneficial Ownership Reporting Compliance," at page 2.

ITEM 10. EXECUTIVE COMPENSATION

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1999, under the heading, "Compensation of Executive Officers and Directors," at page 7, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1999, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 2 through 4, and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999, under the headings, "Certain Relationships and Related Transactions," at pages 7 through 8, and "Compensation of Executive Officers and Directors," at page 7, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  Exhibit
                  Number                    Exhibit
                  ------                    -------
                  3.1               Articles of Incorporation.(1)

                  3.2               Bylaws.(1)

                  4.1               Instruments Defining the Rights of Security Holders.  See Articles of Incorporation at Exhibit
                                    3.1 hereto and Bylaws at Exhibit 3.2 hereto.

                  10.1              Ground Lease Agreement by and between Gateway Bancshares, Inc. and Ringgold Mining and
                                    Manufacturing Company, dated as of May 1, 1996.(2)

                  10.3              Gateway Bancshares, Inc. 1999 Stock Option Plan.(3)

                  13.1              Gateway Bancshares, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual
                                    Report to Shareholders is not deemed to be filed as part of this Report.

                  22.1              Subsidiaries of Gateway Bancshares, Inc.(4)

                  24.1              Power of Attorney (appears on the signature pages to this Annual
                                    Report on 10-KSB).

                  27.1              Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K filed in the fourth quarter of 1998:   None.

----------------------------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 33-80855, filed December 20, 1995.

(2) Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(3) Incorporated herein by reference to Appendix A of the Company's Proxy Statement for the Meeting of Shareholders to be held on April 15, 1999. filed under cover of Schedule 14A.

(4) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GATEWAY BANCSHARES, INC.

                          By:      /s/ Robert G. Peck
                             --------------------------------
                                       Robert G. Peck
                                       President and Chief Executive Officer

                          Date:    March 18, 1999



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




Signature                                   Title                            Date
---------                                   -----                            ----
/s/ Jack Joseph Babb                      Director                           March 18, 1999
------------------------------------
Jack Joseph Babb

/s/ William H.H. Clark                    Director                           March 18, 1999
------------------------------------
William H.H. Clark



                                          Director
------------------------------------
Patricia Yvonne Cochran

/s/ Jeannette Wilson Dupree               Director                           March 18, 1999
------------------------------------
Jeannette Wilson Dupree

/s/ Harle B. Green                        Director, Chief Financial          March 18, 1999
------------------------------------      Officer (Principal Financial
Harle B. Green                            And Accounting Officer)

                                          Director
------------------------------------
Walter Lee Jackson


------------------------------------
Ernest Kresch                             Director

/s/ Robert G. Peck                        Director, President                March 18, 1999
------------------------------------      Chief Executive Officer
Robert G. Peck

/s/ James Arthell Gray, Sr.               Director                           March 18, 1999
------------------------------------
James Arthell Gray, Sr.


                                 EXHIBIT INDEX


                Exhibit
                Number                             Exhibit
                ------                             -------
                  3.1                       Articles of Incorporation.(1)

                  3.2                       Bylaws.(1)

                  4.1                       Instruments Defining the Rights of Security Holders.  See Articles of
                                            Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

                  10.1                      Ground Lease Agreement by and between Gateway Bancshares, Inc. and Ringgold
                                            Mining and Manufacturing Company, dated as of May 1, 1996.(2)

                  10.3                      Gateway Bancshares, Inc. 1999 Stock Option Plan.(3)

                  13.1                      Gateway Bancshares, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this
                                            Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

                  22.1                      Subsidiaries of Gateway Bancshares, Inc.(4)

                  24.1                      Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

                  27.1                      Financial Data Schedule (for SEC use only)


--------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 33-80855, filed December 20, 1995.

(2) Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(3) Incorporated herein by reference to Appendix A of the Company's Proxy Statement for the Meeting of Shareholders to be held on April 15, 1999, filed under cover of Schedule 14A.

(4) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.