Form 10QSB
period 1999-03-31
GATEWAY BANCSHARES INC /GA/
filed 1999-05-17
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act for the transition period from             to
                                                     ----------     ----------

                        Commission file number: 000-24137


                            GATEWAY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


            Georgia                                       58-2202210
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

                            GATEWAY BANCSHARES, INC.

                           March 31, 1999 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                Page No.
                                                                                --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheet..........................................    3

            Consolidated Statement of Income....................................    4

            Consolidated Statement of Comprehensive Income......................    5

            Consolidated Statement of Cash Flows................................    6

            Notes to Consolidated Financial Statements..........................    7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................    10


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...................................................    18

  Item 2.   Changes in Securities and Use of Proceeds ..........................    18

  Item 3.   Defaults Upon Senior Securities ....................................    18

  Item 4.   Submission of Matters to a Vote of Security Holders.................    18

  Item 5.   Other Information...................................................    18

  Item 6.   Exhibits and Reports on Form 8-K....................................    18









                                    * * * * *

               PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                 MARCH 31, 1999          December 31,
                                                                   (UNAUDITED)               1998
                                                                  ------------           ------------
ASSETS
Cash                                                              $    384,470           $    397,459
Due from banks                                                       1,087,367              1,015,443
Federal funds sold                                                         -0-              4,700,000

Securities available-for-sale                                       18,163,055             24,526,907
Securities held to maturity                                          6,310,395              7,562,904
Restricted investments                                                 230,800                118,300

Loans                                                               45,854,911             36,464,131
Allowance for loan losses                                             (456,119)              (366,158)
                                                                  ------------           ------------
Net loans                                                           45,398,792             36,097,973

Premises and equipment, net                                          1,675,821              1,694,514
Accrued interest                                                       683,983                678,770
Other assets                                                           151,639                146,841
                                                                  ------------           ------------
        TOTAL ASSETS                                              $ 74,086,322           $ 76,939,111
                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest-bearing                                         $  5,170,051           $  6,249,127
      Interest-bearing                                              59,703,261             62,586,245
                                                                  ------------           ------------
        TOTAL DEPOSITS                                              64,873,312             68,835,372

   Long term debt                                                    1,000,000              1,000,000
   Federal funds purchased                                           1,120,000                     -0-
   Accrued interest                                                    274,020                276,995
   Other liabilities                                                   306,722                240,127
                                                                  ------------           ------------
        TOTAL LIABILITIES                                           67,574,054             70,352,494
                                                                  ------------           ------------

SHAREHOLDERS' EQUITY:
   Common stock ($5 par value; 10,000,000 shares
      authorized, 679,048 shares issued and outstanding)             3,395,240              3,395,240
   Capital surplus                                                   3,357,637              3,357,637
   Accumulated deficit                                                (113,376)              (173,497)
   Accumulated other comprehensive income:
      Unrealized gains on investment securities
      available-for-sale, net of tax                                  (127,233)                 7,237
                                                                  ------------           ------------

        TOTAL SHAREHOLDERS' EQUITY                                   6,512,268              6,586,617
                                                                  ------------           ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 74,086,322           $ 76,939,111
                                                                  ============           ============

See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                         1999                 1998
                                                      -----------           --------
REVENUE FROM EARNING ASSETS:
  Loans                                               $ 1,049,775           $555,655
  Interest on investment securities:
     Taxable securities                                   409,644            170,840
     Non-taxable securities                                   -0-                694
  Interest on federal funds sold                           11,362             28,548
                                                      -----------           --------
       TOTAL REVENUE FROM EARNING ASSETS                1,470,781            755,737

INTEREST EXPENSE:
  Interest on deposits                                    754,696            349,703
  Interest on notes payable                                14,104                322
  Interest on federal funds purchased                       3,495                -0-
                                                      -----------           --------
       TOTAL INTEREST EXPENSE                             772,295            350,025
                                                      -----------           --------

NET INTEREST INCOME:                                      698,486            405,712
  Provision for loan losses                                95,000             40,000
                                                      -----------           --------

NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES:                        603,486            365,712

NONINTEREST INCOME:
  Service charges                                          47,613             22,914
  Commissions on insurance                                  1,291                848
  Investment gains                                          9,218                604
  Other income                                              7,977              6,154
                                                      -----------           --------
       TOTAL NONINTEREST INCOME                            66,099             30,520

NONINTEREST EXPENSES:
  Salaries and employee benefits                          254,393            177,067
  Occupancy expense                                        27,034             24,002
  Furniture and equipment expense                          30,086             24,296
  Other operating expenses                                266,951            123,008
                                                      -----------           --------
       TOTAL NONINTEREST EXPENSES                         578,464            348,373

Income before income taxes                                 91,121             47,859
Income tax (provision) benefit                            (31,000)               -0-
                                                      -----------           --------
       NET INCOME                                     $    60,121           $ 47,859
                                                      ===========           ========

EARNINGS PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income per common share                         $      0.09           $   0.07
  Weighted average common shares outstanding              679,048            679,048


See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                          1999               1998
                                                       ---------           --------
Net Income                                             $  60,121           $ 47,859
Other comprehensive, net of tax:
 Unrealized gains on securities:
   Unrealized holding gains (losses)
    arising during the period                           (203,742)           (21,450)
 Less:  reclassification adjustments
    for gains (losses) included in net income                -0-                -0-
                                                       ---------           --------
                                                        (203,742)           (21,450)

 Income tax (expense) benefit related
    items of other comprehensive income                   69,272              5,148
                                                       ---------           --------
Other comprehensive income (loss)                       (134,470)           (16,302)
                                                       ---------           --------

Comprehensive income (loss)                            $ (74,349)          $ 31,557
                                                       =========           ========

See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   ---------------------------------
                                                                      1999                  1998
                                                                   -----------           -----------
OPERATING ACTIVITIES:
 Net income (loss)                                                 $    60,120           $    47,859
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Provision for loan losses                                              95,000                40,000
 Provision for depreciation and amortization                            36,470                27,533
 Amortization of investment security
  premiums and accretion of discounts                                   15,126               (13,512)
 Gain on sale of investment securities                                  (9,218)                 (604)
 Deferred tax provision                                                 31,000                   -0-
 Increase in accrued interest receivable                                (5,213)              (71,694)
 Increase in accrued interest payable                                   (2,975)               60,518
 Other                                                                  97,094                35,607
                                                                   -----------           -----------
   NET CASH USED IN OPERATING ACTIVITIES                               317,404               125,707
                                                                   -----------           -----------

INVESTING ACTIVITIES:
 Net increase in loans                                              (9,395,819)           (4,596,747)
 Proceeds from maturities, calls, and principal pay-downs
   of securities                                                     4,825,164             3,959,325
 Proceeds from sales of available-for-sale securities                4,174,844             3,296,460
 Proceeds from sales of held to maturity securities                    750,703                   -0-
 Purchase of available-for-sale securities                          (2,456,499)           (5,905,318)
 Purchase of held to maturity securities                                   -0-               (49,970)
 Capital expenditures                                                  (14,802)              (17,610)
                                                                   -----------           -----------
   NET CASH USED IN INVESTING ACTIVITIES                            (2,116,409)           (3,313,860)
                                                                   -----------           -----------

FINANCING ACTIVITIES:
 Net decrease in demand deposits, NOW accounts,
  and savings accounts                                                (764,605)           (4,345,015)
 Net increase in certificates of deposit                            (3,197,455)            7,105,218
   Borrowing under line of credit                                          -0-             1,000,000
  Purchase of federal funds                                          1,120,000                   -0-
                                                                   -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           (2,842,060)            3,760,203
                                                                   -----------           -----------

Net increase in cash and cash equivalents                           (4,641,065)              572,050

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,112,902             2,132,418
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,471,837           $ 2,704,468
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                        $   775,270           $ 1,317,469
   Income taxes                                                    $       -0-           $       -0-



See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gateway Bancshares, Inc. (the "Company") is a one-bank holding which engages in providing a full range of banking services through its subsidiary bank in Ringgold, Georgia, Gateway Bank & Trust (the "Bank"). The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank was granted a charter by the Georgia Department of Banking and Finance, and began full operation on April 21, 1997. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Income Taxes

The Company and the Bank are subject to federal and state income taxes. Income taxes have been accrued during the first three months of 1999 at a rate of 34 percent of income before income taxes. For the same period in 1998, the effective income tax rate was -0- percent due to the reversing effects of the valuation allowance on the deferred tax asset.

Net Income (Loss) Per Common Share

Net income per common share is based on the weighted-average number of shares outstanding for the periods presented.

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

At March 31, 1999, the Company had net unrealized losses of $192,777 in available-for-sale securities which are reflected in the presented assets and resulted in an decrease in shareholders' equity of $127,233 net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1998 to March 31, 1999 was $134,470.

NOTE 4 - NOTES PAYABLE

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of
5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

NOTE 5 - Recently Issued Accounting Standards

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", issued by FASB, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial statements.

Effective for years ending after December 15, 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. Management does not believe that the adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial statements.

Effective for years beginning after December 15, 1998, Statement of Position
(SOP) 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the SOP is to be reported as the cumulative effect of a change in accounting principle. Management adopted the statement in 1999, the application of which does not have a material impact on the Company's financial statements.

Effective for fiscal quarters ending after June 15, 1999, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Management does not believe that the adoption of SFAS No.133 will have a material impact on the Company's consolidated financial statements.


                         PART I.- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1999 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1998.

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

EARNINGS SUMMARY

The Company's net income for the three months ended March 31, 1999 was $60,121 compared to net income of $47,859 the same period in 1998. The increase in net income resulted from the increased net interest income from growth in the Company's loan and deposit base.


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,470,781 for the three months ended March 31, 1999, compared to interest income of $755,737 for the same period in 1998. The increase in interest income resulted from the increase in the Company's loan and investment portfolios.

INTEREST EXPENSE

Interest expense on deposits for the three months ended March 31, 1999 was $772,295 compared to interest expense of $350,025 for the same period in 1998. The increase in interest expense relates to the increase in customer deposits since opening April 21, 1997 as well as the $1,000,000 note from the Federal Home Loan Bank obtained in January, 1998, and federal funds purchased during 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $95,000 for the three months ended March 31, 1999. The allowance for loan losses as a percent of outstanding loans was 0.99 percent and 1.06 percent at March 31, 1999 and at December 31, 1998, respectively.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1999 was $66,099 compared to $30,520 for the same period in 1998. Noninterest income consisted primarily of service charges on customer deposits ($47,613 through March 31, 1999), ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $578,464 for the three months ended March 31, 1999, compared to $348,373 for the same period in 1998. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

The Bank has a potential loss of $280,000 on the fraudulent use of debit cards through its system. Unauthorized withdrawals were drafted from the Bank's system and processed by the Bank's outside contractor. Based on information available at this time, the Bank believes that these fraudulent transactions were the direct result of the outside contractor's failure to ensure verification controls were in place to protect the Bank's check cards from potential fraud. The outside contractor has filed a demand for arbitration alleging that the Bank failed to honor a contract calling for recovery of the transactions. The Bank has denied all liability in this action and is in the process of filing a counterclaim against the outside contractor based upon the outside contractor's gross negligence in its failure to ensure that the Bank's check cards were being protected from potential fraud. The amount of additional losses, if any, cannot be determined. As of March 31, 1999, a $220,000 loss has been accrued, pending the outcome of arbitration or settlement.

INCOME TAXES

The Company's net operating losses from prior periods of approximately $41,000 were utilized in the current year to offset future income. Income taxes of $31,000 have been provided for the net income for the first three months of 1999.


FINANCIAL CONDITION

EARNING ASSETS

The Company's earning assets include loans, investment securities and federal funds sold. The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available-for-sale, management intends to hold such securities for the foreseeable future except for funds for increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Investment securities and federal funds sold decreased $12,203,861 or 33.07 percent from December 31, 1998 to March 31, 1999. The decrease is due to the growth in loans since year end 1998, which required the reallocation of funds for those loans. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1999 were $24,704,250 compared to $32,208,111 at December 31, 1998, reflecting a decrease of $7,503,861. Federal funds sold decreased from $4,700,000 at December 31, 1998 to $-0- at March 31, 1999.

LOANS

Loans comprised the single largest category of the Company's earning assets on March 31, 1999. At March 31, 1999, the Company had outstanding loans amounting to $45,398,792 net of its allowance for loan losses, or 61.3 percent of total assets, compared to net loans of $36,097,973, or 46.9 percent of total assets at December 31, 1998. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At March 31, 1999, the Company had nonperforming assets of $148,775, or
 .32 percent of all loans and .20 percent of total assets. At December 31, 1998, the Company had no nonperforming loans.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $1,675,821 at March 31, 1999, a decrease of $18,693 from December 31, 1998. The decrease results primarily from depreciation of $33,495 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $683,983 at March 31, 1999, an increase of $5,213 from December 31, 1998. The increase is due to related increases in earning assets since year end 1998.

Other assets consist primarily of accrued interest receivable on earning assets and the deferred tax asset. The deferred tax asset consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 1999, the Company had outstanding deposits of $64,873,312 compared to $68,835,372 at December 31, 1998. Deposits are the Company's primary source of funds to support its earning assets. Non-interest bearing deposits decreased from $6,249,127 at December 31, 1998 to $5,170,051 at March 31, 1999. Time
deposits of $100,000 or more decreased by $2,666,358. The decrease in deposits reflects management's philosophy of maximizing the interest income spread on earning assets to interest bearing liabilities. As a result, management has consciously not aggressively sought to maintain high cost deposits.


OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $2,975 from December 31, 1998 to March 31, 1999. The decrease relates to the decrease in the Company's deposit base.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased $74,349 from December 31, 1998 to March 31, 1999, due primarily to the increase in unrealized losses on securities available-for-sale totaling $134,470 net of deferred tax liability.

YEAR 2000

The Company utilizes and depends upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. For example, computer systems may compute payment, interest, delinquency or other amounts important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

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

Information Systems. The Company has identified all mission critical information technology ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware and mission critical hardware modification or replacement has been completed. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance. The Company completed programming changes to critical systems and commenced testing of the new programming in the fourth quarter of 1998. Testing of internal mission critical systems began during the first quarter of 1999 and implementation is scheduled to be complete by June 30, 1999.

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

Additionally, the Company has initiated communications with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments. The Bank's credit review process has also been modified to identify and address this risk. The Company's current plan is to help the Bank's customers understand the potential Year 2000 risks, to share the Bank's strategies, and to encourage those customers to satisfy their own Year 2000 compliance requirements on time lines that are consistent with those of the Company.

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of formulating a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of May, 1999.

Financial Implications. The Company believes that, since a majority of its equipment is relatively new, the Year 2000 issue will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations. The Company currently estimates that the costs of assessing, testing, and remediation of Year 2000 issues will total $25,000 in 1999. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become Year 2000 compliant or costs to implement the Company's contingency plans.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debts equaled approximately $18 million at March 31, 1999. Investment securities maturing in one year or less equaled $485 thousand. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of second quarter 1999, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $3.1 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

Capital Resources

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

Note Payable - Federal Home Loan Bank

In an effort to maintain and improve the liquidity position of the Bank, management approved membership with the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. In January, 1998, the Company obtained a $1 million loan from the FHLB of Atlanta. At March, 1999, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

Federal Capital Standards

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.5 million at March 31, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.9 million at March 31, 1999. The percentage ratios as calculated under FDIC guidelines were
11.96 percent and 12.70 percent for Tier I and Total Risk- based capital, respectively, to risk-weighted assets at March 31, 1999. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of March 31, 1999 exceeded the regulatory minimum requirements which are generally 3 percent plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

Georgia Department of Banking and Finance Capital Requirement

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (DBF) imposed its 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6 percent minimum capital ratio. At March 31, 1999, the capital ratio as calculated under the DBF standard was 8.79 percent. As of March 31, 1999 the Bank was in compliance with the 8 percent requirement.

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

             ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

                  ITEM 3- DEFAULTS UPON SENIOR SECURITIES- NONE

       ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS - NONE

                           ITEM 5 - OTHER INFORMATION

Pursuant to Rule 14a-4 (c) (1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 5102 Alabama Highway, Ringgold, Georgia 30736 of the contents of such proposal no later than February 7, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion to the matter in the proxy statement.

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
 (a) Exhibits:

         Exhibit Number       Description of Exhibit                             Page number
         --------------       ----------------------                             -----------

               10.3           Advances, Specific Collateral Pledge and Security
                              Agreement, dated November 19, 1998; Application for Advance Agreement Federal Home Loan Bank, dated January 9, 1999; and Assignment of Mortgages and Deeds of Trust, dated January 3, 1999***

               27             Financial Data Schedule
                              (for the SEC use only )

 *** Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 1999

GATEWAY BANCSHARES, INC.





                                      /s/ Robert G. Peck
                                      --------------------------------------
                                      Robert G. Peck,
                                      President and CEO
                                       (Principal Executive Officer)



                                      /s/ Harle B. Green
                                      --------------------------------------
                                      Harle B. Green,
                                      Chairman and Chief Financial Officer
                                       (Principal Financial Officer)