Form 10QSB
period 1999-06-30
GATEWAY BANCSHARES INC /GA/
filed 1999-08-16
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1999

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to ________

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

                            GATEWAY BANCSHARES, INC.

                           June 30, 1999 Form 10-QSB

                               TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             -------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

          Consolidated Balance Sheets....................................................        3

          Consolidated Statements of Income..............................................        4

          Consolidated Statements of Comprehensive Income................................        5

          Consolidated Statements of Cash Flows..........................................        6

          Notes to Consolidated Financial Statements.....................................        7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................        9


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................................       18

 Item 2.  Changes in Securities and Use of Proceeds .....................................       18

 Item 3.  Defaults Upon Senior Securities ...............................................       18

 Item 4.  Submission of Matters to a Vote of Security Holders............................       18

 Item 5.  Other Information..............................................................       18

 Item 6.  Exhibits and Reports on Form 8-K...............................................       18

                                   * * * * *

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30, 1999        December 31,
                                                                               (UNAUDITED)             1998
                                                                              -------------        ------------

ASSETS
  Cash                                                                        $    570,398         $    397,459
  Due from banks                                                                 1,239,482            1,015,443
  Federal funds sold                                                               800,000            4,700,000

  Securities available-for-sale                                                 17,070,345           24,526,907
  Securities held-to-maturity                                                    4,558,635            7,562,904
  Restricted investments                                                           230,800              118,300

  Loans                                                                         51,487,675           36,464,131
  Allowance for loan losses                                                       (547,824)            (366,158)
                                                                              ------------         ------------
  Net loans                                                                     50,939,851           36,097,973

  Premises and equipment, net                                                    1,664,505            1,694,514
  Accrued interest                                                                 620,772              678,770
  Other assets                                                                     395,826              146,841
                                                                              ------------         ------------
      TOTAL ASSETS                                                            $ 78,090,614         $ 76,939,111
                                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Noninterest-bearing                                                       $  6,217,846         $  6,249,127
    Interest-bearing                                                            64,110,092           62,586,245
                                                                              ------------         ------------
     TOTAL DEPOSITS                                                             70,327,938           68,835,372

  Long-term debt                                                                 1,000,000            1,000,000
  Accrued interest                                                                 304,006              276,995
  Other liabilities                                                                152,875              240,127
                                                                              ------------         ------------
     TOTAL LIABILITIES                                                          71,784,819           70,352,494
                                                                              ------------         ------------

SHAREHOLDERS' EQUITY:
  Common stock ($5 par value; 10,000,000 shares
     authorized, 679,048 shares issued and outstanding)                          3,395,240            3,395,240
  Capital surplus                                                                3,357,637            3,357,637
  Accumulated deficit                                                              (66,059)            (173,497)
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                              (381,023)               7,237
                                                                              ------------         ------------
     TOTAL SHAREHOLDERS' EQUITY                                                  6,305,795            6,586,617
                                                                              ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 78,090,614         $ 76,939,111
                                                                              ============         ============

                See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                         --------                          --------
                                                                  1999              1998            1999              1998
                                                                  ----              ----            -----             ----

REVENUE FROM EARNING ASSETS:
  Loans                                                       $ 1,143,224       $   658,501     $ 2,134,969       $ 1,170,082
  Interest on investment securities
    Taxable securities                                            350,324           269,309         759,968           440,843
    Non-taxable securities                                            -0-               -0-             -0-               -0-
  Interest on federal funds sold                                   14,155            27,723          25,517            56,271
  Interest on deposits in other banks                                 423             2,172             423             2,172
                                                              -----------       -----------     -----------       -----------
   TOTAL REVENUE FROM EARNING ASSETS                            1,508,126           957,705       2,920,877         1,669,368
                                                              -----------       -----------     -----------       -----------

INTEREST EXPENSE:
  Interest on deposits                                            796,129           513,830       1,550,825           851,092
  Interest on notes payable                                        14,261            14,200          28,365            26,641
  Interest on federal funds purchased                               2,687               -0-           6,182               322
                                                              -----------       -----------     -----------       -----------
   TOTAL INTEREST EXPENSE                                         813,077           528,030       1,585,372           878,055
                                                              -----------       -----------     -----------       -----------

NET INTEREST INCOME                                               695,049           429,675       1,335,505           791,313
  Provision for loan losses                                       100,000            78,000         195,000           118,000
                                                              -----------       -----------     -----------       -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                     595,049           351,675       1,140,505           673,313
                                                              -----------       -----------     -----------       -----------
NON INTEREST INCOME:
  Service charges                                                  48,870            32,339          96,483            55,253
  Mortgage lending fees                                            26,572            34,263          84,602            78,337
  Commissions on insurance                                          1,867             1,072           3,158             1,920
  Investment gains                                                    215               -0-           9,433               604
  Other income                                                      9,293            14,679          17,270            20,833
                                                              -----------       -----------     -----------       -----------
    TOTAL NON INTEREST INCOME                                      86,817            82,353         210,946           156,947
                                                              -----------       -----------     -----------       -----------

NON INTEREST EXPENSE
  Salaries and employee benefits                                  257,338           189,253         511,731           366,320
  Occupancy expense                                                23,948            25,026          50,982            49,028
  Furniture and equipment expense                                  44,090            27,461          74,176            51,757
  Other operating expenses                                        272,173           144,045         539,124           267,054
                                                              -----------       -----------     -----------       -----------
    TOTAL NON INTEREST EXPENSE                                    597,549           385,785       1,176,013           734,159
                                                              -----------       -----------     -----------       -----------

Income Before Income Taxes                                         84,317            48,243         175,438            96,101
Income Tax Provision                                               37,000               -0-          68,000               -0-
                                                              -----------       -----------     -----------       -----------
    NET INCOME                                                $    47,317       $    48,243     $   107,438       $    96,101
                                                              ===========       ===========     ===========       ===========

EARNINGS PER COMMON SHARE - PRIMARY AND
FULLY DILUTED
  Net income per common share                                 $       .07       $       .07     $       .16       $       .14
  Basic weighted average shares outstanding                       679,048           679,048         679,048           679,048
  Diluted earnings per common share                           $       .07       $       .07     $       .16       $       .14
  Diluted weighted average shares outstanding                     679,212           679,048         679,212           679,048

                See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                          --------                        --------
                                                                  1999              1998           1999               1998
                                                                  ----              ----           ----               ----

Net Income                                                    $    47,317       $    48,243     $   107,438       $    96,101
                                                              -----------       -----------     -----------       -----------
Other comprehensive, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising
             during the period                                   (384,532)          (26,294)       (588,274)           (2,131)
    Less: reclassification adjustments for gains
          (losses) included in net income                             -0-               -0-             -0-               604
                                                              -----------       -----------     -----------       -----------
                                                                 (384,532)          (26,294)       (588,274)           (1,527)
    Income tax (expense) benefit related items
          of other comprehensive income                           130,741             8,985         200,013               520
                                                              -----------       -----------     -----------       -----------

            Other comprehensive income (loss)                    (253,791)          (17,309)       (388,261)           (1,007)
                                                              -----------       -----------     -----------       -----------

Comprehensive income (loss)                                   $  (206,474)      $    30,934     $  (280,823)      $    95,094
                                                              ===========       ===========     ===========       ===========

                See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                           --------
                                                                                   1999                 1998
                                                                              ------------         ------------

OPERATING ACTIVITIES:
   Net income (loss)                                                          $    107,438         $     96,101
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
   Provision for loan losses                                                       195,000              118,000
   Provision for depreciation and amortization                                      85,215               65,130
   Amortization of investment security premiums and
      accretion of discounts                                                        28,025              (14,210)
   Gain on sale of  investment securities                                           (9,433)                (604)
   Deferred tax provision                                                           68,000                  -0-
   Decrease (increase) in accrued interest receivable                               57,998             (339,320)
   Increase (decrease) in accrued interest  payable                                 27,011              124,769
   Other                                                                          (221,876)             (39,672)
                                                                              ------------         ------------
          NET CASH PROVIDED IN OPERATING ACTIVITIES                                337,378               10,194
                                                                              ------------         ------------

INVESTING ACTIVITIES:
   Net increase in loans                                                       (15,036,878)         (11,536,907)
   Proceeds from maturities, calls, and principal pay-downs
      of securities                                                              5,273,356            2,124,133
   Proceeds from sales of available-for-sale securities                          4,949,028            3,296,460
   Proceeds from sale of held-to-maturity securities                             2,500,937                  -0-
   Purchase of available-for-sale securities                                    (2,869,356)          (6,546,292)
   Purchase of  held-to-maturity securities                                       (112,500)          (4,457,278)
   Capital expenditures                                                            (37,553)             (41,513)
                                                                              ------------         ------------
          NET CASH USED IN INVESTING ACTIVITIES
                                                                                (5,332,966)         (17,161,397)
                                                                              ------------         ------------

FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, and
      savings accounts                                                          (3,374,440)           6,743,119
   Net increase in certificates of deposit                                       4,867,006            9,986,505
   Borrowing under line of credit                                                      -0-            1,000,000
   Purchase of federal funds                                                     1,120,000                  -0-
   Repayments of federal funds purchased                                        (1,120,000)                 -0-
                                                                              ------------         ------------
          NET CASH PROVIDED  IN FINANCING ACTIVITIES                             1,492,566           17,729,624
                                                                              ------------         ------------

Net increase (decrease) in cash and cash equivalents                            (3,503,022)             578,421
Cash and cash equivalents at beginning of period                                 6,112,902            2,132,418
                                                                              ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,609,880         $  2,710,839
                                                                              ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                                $    786,006         $     538,735
      Income taxes                                                            $    108,000         $         -0-

                See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1998.

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

Income Taxes

The Company and the Bank are subject to federal and state income taxes. Income taxes have been accrued during the first six months of 1999 at a rate of 34 percent of income before income taxes. For the same period in 1998, the effective income tax rate was -0- percent due to the reversing effects of the valuation allowance on the deferred tax asset.

Net Income Per Common Share

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

At June 30, 1999, the Company had net unrealized losses of $577,308 in available-for-sale securities which are reflected in the presented assets and resulted in an decrease in shareholders' equity of $381,023 net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1998 to June 30, 1999 was $388,260.

NOTE 4 - NOTES PAYABLE

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of
5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

NOTE 5 - STOCK OPTION PLAN

On March 18, 1999 the Company issued a total of 164,350 options to purchase its common shares to its directors and executive officers. Each director received 13,550 shares and the executive officers received varying amounts of shares ranging from 13,550 to 20,350 shares. Each of the stock option agreements contained an option price of $12.00 per share, the market value of the shares at the time of issuance. The options vest on an equal incremental basis over a period of five years.

NOTE 6 - Recently Issued Accounting Standards

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

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for its year ending December 31, 1998. This Statement, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires the reporting of selected financials and descriptive information about its reportable operating segments. The Company operates a commercial bank, through its wholly owned subsidiary, and provides financial services to its customers in the Northwest Georgia area. The services provided constitute one business segment, and are all related to accepting deposits from customers, providing loans for customers, related banking services and management of the bank's assets and liabilities. The Company's internal reporting considers all activities as one business segment. The Company considers its entire operations as one operating segment. The adoption of SFAS No. 131 had no effect on the Company's net income or stockholders' equity.

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

Effective for fiscal quarters ending after June 15, 1999, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in 1998 have been reclassified to conform with the 1999 presentation.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 1999 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance' and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

EARNINGS SUMMARY

The Company's net income for the three and six months ended June 30, 1999 was $47,317 and $107,438, respectively, compared to net income of $48,243 and $96,101 for the same periods in 1998. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,508,126 and $2,920,877 for the three and six months ended June 30, 1999, respectively, compared to interest income of $957,705 and $1,669,368 for the same periods in 1998. The increase in interest income resulted from the increase in the Company's loan and investment portfolios.

INTEREST EXPENSE

Interest expense on deposits for the three and six months ended June 30, 1999 was $813,077 and $1,585,372, respectively, compared to interest expense of $528,030 and $878,055 for the same periods in 1998. The increase in interest expense relates to the increase in Company's deposit base, the $1,000,000 note due to the Federal Home Loan Bank obtained in January, 1998, and federal funds purchased during 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $100,000 and $195,000 for the three and six months ended June 30, 1999. The allowance for loan losses as a percent of outstanding loans was 1.06 percent and 1.01 percent at June 30, 1999 and at December 31, 1998, respectively.

NONINTEREST INCOME

Noninterest income for the three and six months ended June 30, 1999 was $86,817 and $210,946, respectively, compared to $82,353 and $156,947 for the same periods in 1998. Noninterest income consisted primarily of service charges on customer deposits ($96,483 through June 30, 1999), mortgage lending fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $597,549 and $1,176,013 for the three and six months ended June 30, 1999, respectively, compared to $385,785 and $734,159 for the same periods in 1998. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

The Bank has a potential loss of $292,000 on the fraudulent use of debit cards through its system. Unauthorized withdrawals were drafted from the Bank's system and processed by the Bank's outside contractor. Based on information available at this time, the Bank believes that these fraudulent transactions were the direct result of the outside contractor's failure to ensure verification controls were in place to protect the Bank's check cards from potential fraud. The outside contractor has filed a demand for arbitration alleging that the Bank failed to honor a contract calling for recovery of the transactions. The Bank has denied all liability in this action and is in the process of filing a counterclaim against the outside contractor based upon the outside contractor's gross negligence in its failure to ensure that the Bank's check cards were being protected from potential fraud. The amount of additional losses, if any, cannot be determined. As of June 30, 1999, a cumulative loss of $292,000 has been recognized, pending the outcome of arbitration or settlement.

INCOME TAXES

The Company's net operating losses from prior periods of approximately $41,000 were utilized in the current year to offset future income. Income taxes of $31,000 and $37,000 have been provided for the net income for the three and six months ended June 30, 1999, respectively.

FINANCIAL CONDITION

EARNING ASSETS

The Company's earning assets include loans, investment securities and federal funds sold. The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available-for-sale, management intends to hold such securities for the foreseeable future except to fund increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Investment securities and federal funds sold decreased $14,248,331 or 38.61 percent from December 31, 1998 to June 30, 1999. The decrease is due to the growth in loans since year end 1998, which required the reallocation of funds for those loans. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1999 were $21,859,780 compared to $32,208,111 at December 31, 1998, reflecting a decrease of $10,348,331. Federal funds sold decreased from $4,700,000 at December 31, 1998 to $800,000 at June 30, 1999.

LOANS

Loans comprised the single largest category of the Company's earning assets on June 30, 1999. At June 30, 1999, the Company had outstanding loans amounting to $50,939,851 net of its allowance for loan losses, or 65.2 percent of total assets, compared to net loans of $36,097,973, or 46.9 percent of total assets at December 31, 1998. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At June 30, 1999, the Company had nonperforming assets of $233,062, or .45 percent of all loans and .30 percent of total assets. At December 31, 1998, the Company had no nonperforming loans.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $1,664,505 at June 30, 1999, a decrease of $30,009 from December 31, 1998. The decrease results primarily from depreciation of $67,562 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $620,772 at June 30, 1999, a decrease of $57,998 from December 31, 1998. The decrease is due to changes in the mix of earning assets since year end 1998, primarily in the decrease in investment securities.

Other assets consist primarily of accrued interest receivable on earning assets and the deferred tax asset. The deferred tax asset consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 1999, the Company had outstanding deposits of $70,327,938 compared to $68,835,372 at December 31, 1998. Deposits are the Company's primary source of funds to support its earning assets. Non-interest bearing deposits decreased from $6,249,127 at December 31, 1998 to $6,217,846 at June 30, 1999. Time
deposits of $100,000 or more decreased by $223,208. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable increased $27,011 from December 31, 1998 to June 30, 1999. The increase relates to the increase in the Company's deposit base.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased $280,822 from December 31, 1998 to June 30, 1999, due primarily to the increase in unrealized losses on securities available-for-sale totaling $388,260, net of deferred tax liability.

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

Information Systems. The Company has identified all mission critical information technology ("IT") systems and has developed a schedule for testing and remediation of such systems. Testing of key computer hardware and mission critical hardware modification or replacement has been completed. The Company has completed its inventory of mission critical software and is in the process of contacting software vendors for certification of Year 2000 compliance. The Company completed programming changes to critical systems and commenced testing of the new programming in the fourth quarter of 1998. Testing of internal mission critical systems began during the first quarter of 1999 and implementation was completed by June 30, 1999.

Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company has contacted manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. As a result, the Company has remediated or replaced, as applicable, any non-compliant components and completed this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

Third Party and Customer Relationships. The Company has of initiated communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparts and customers to conduct their own Year 2000 assessments and take appropriate steps to become Year 2000 compliant.

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

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has formulated a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan was completed by June 30, 1999.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debts equaled approximately $27 million at June 30, 1999. Investment securities maturing in one year or less equaled $550 thousand. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of second quarter 1999, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $4 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

Capital Resources

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

Note Payable - Federal Home Loan Bank

In an effort to maintain and improve the liquidity position of the Bank, management approved membership with the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a fun ding source to match longer term loans. In January, 1998, the Company obtained a $1 million loan from the FHLB of Atlanta. At June, 1999, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

Federal Capital Standards

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.0 million at June 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.6 million at June 30, 1999. The percentage ratios as calculated under FDIC guidelines were 9.82 percent and 10.72 percent for Tier I and Total Risk-based capital, respectively, to risk-weighted assets at June 30, 1999. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of June 30, 1999 exceeded the regulatory minimum requirements which are generally 3 percent plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

Georgia Department of Banking and Finance Capital Requirement

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (DBF) imposed its 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6 percent minimum capital ratio. At June 30, 1999, the capital ratio as calculated under the DBF standard was 8.83 percent. As of June 30, 1999 the Bank was in compliance with the 8 percent requirement.

                          PART II - OTHER INFORMATION

                          ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material adverse effect upon the operations or financial condition of the Bank.

           ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

                ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS - NONE

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

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 5, 1999


GATEWAY BANCSHARES, INC.



                                   /s/ Robert G. Peck
                                   --------------------------------------------
                                   Robert G. Peck,
                                   President and CEO
                                   (Principal Executive Officer)



                                   /s/ Harle B. Green
                                   --------------------------------------------
                                   Harle B. Green,
                                   Chairman and Chief Financial Officer
                                   (Principal Financial Officer)