Form 10QSB
period 1999-09-30
GATEWAY BANCSHARES INC /GA/
filed 1999-11-15
CIK 1007029

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                      FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999

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

                            GATEWAY BANCSHARES, INC.

                         September 30, 1999 Form 10-QSB


                               TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements (unaudited)

              Consolidated Balance Sheets..............................................  3

              Consolidated Statements of Income........................................  4

              Consolidated Statements of Comprehensive Income..........................  5

              Consolidated Statements of Cash Flows....................................  6

              Notes to Consolidated Financial Statements...............................  7

  Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................  9


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings.......................................................  18

  Item 2.     Changes in Securities and Use of Proceeds ..............................  18

  Item 3.     Defaults Upon Senior Securities ........................................  18

  Item 4.     Submission of Matters to a Vote of Security Holders.....................  18

  Item 5.     Other Information.......................................................  18

  Item 6.     Exhibits and Reports on Form 8-K........................................  18








                                   * * * * *

         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30, 1999      December 31,
                                                                       (UNAUDITED)             1998
                                                                   ------------------      ------------
ASSETS
  Cash                                                               $    665,705          $    397,459
  Due from banks                                                        1,833,295             1,015,443
  Federal funds sold                                                           --             4,700,000

  Securities available-for-sale                                        17,034,592            24,526,907
  Securities held-to-maturity                                           4,781,546             7,562,904
  Restricted investments                                                  230,800               118,300

  Loans                                                                57,779,319            36,464,131
  Allowance for loan losses                                              (641,560)             (366,158)
                                                                     ------------          ------------
  Net loans                                                            57,137,759            36,097,973

  Premises and equipment, net                                           1,959,689             1,694,514
  Accrued interest                                                        720,798               678,770
  Other assets                                                            411,933               146,841
                                                                     ------------          ------------
      TOTAL ASSETS                                                   $ 84,776,117          $ 76,939,111
                                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Noninterest-bearing                                              $  6,600,193          $  6,249,127
    Interest-bearing                                                   66,623,140            62,586,245
                                                                     ------------          ------------
     TOTAL DEPOSITS                                                    73,223,333            68,835,372

  Federal funds purchased                                               1,500,000                    --
  Long-term debt                                                        3,300,000             1,000,000
  Accrued interest                                                        322,391               276,995
  Other liabilities                                                        28,311               240,127
                                                                     ------------          ------------
     TOTAL LIABILITIES                                                 78,374,035            70,352,494
                                                                     ------------          ------------

SHAREHOLDERS' EQUITY:
  Common stock ($5 par value; 10,000,000 shares
     authorized, 679,048 shares issued and outstanding)                 3,395,240             3,395,240
  Capital surplus                                                       3,357,637             3,357,637
  Accumulated deficit                                                     121,816              (173,497)
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                     (472,611)                7,237
                                                                         --------                 -----


     TOTAL SHAREHOLDERS' EQUITY                                         6,402,082             6,586,617
                                                                     ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 84,776,117          $ 76,939,111
                                                                     ============          ============

                 See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                          ------------------          ------------------
                                                                          1999          1998          1999          1998
                                                                          ----          ----          ----          ----
REVENUE FROM EARNING ASSETS:
  Loans                                                                $1,299,931    $  804,609    $3,434,900    $1,976,863
  Interest on investment securities
    Taxable securities                                                    346,600       353,017     1,106,568       793,860
    Non-taxable securities                                                    -0-           -0-           -0-           -0-
  Interest on federal funds sold                                            3,196        18,541        28,713        74,812
  Interest on deposits in other banks                                         223           -0-           646           -0-
                                                                       ----------    ----------    ----------    ----------
   TOTAL REVENUE FROM EARNING ASSETS                                    1,649,950     1,176,167     4,570,827     2,845,535
                                                                       ----------    ----------    ----------    ----------

INTEREST EXPENSE:
  Interest on deposits                                                    846,518       660,221     2,397,343     1,511,313
  Interest on notes payable                                                17,654        14,483        46,019        41,124
  Interest on federal funds purchased                                      12,915           537        19,097           859
                                                                       ----------    ----------    ----------    ----------
   TOTAL INTEREST EXPENSE                                                 877,087       675,241     2,462,459     1,553,296
                                                                       ----------    ----------    ----------    ----------

NET INTEREST INCOME                                                       772,863       500,926     2,108,368     1,292,239
  Provision for loan losses                                               165,000        72,000       360,000       190,000
                                                                       ----------    ----------    ----------    ----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             607,863       428,926     1,748,368     1,102,239
                                                                       ----------    ----------    ----------    ----------

NON INTEREST INCOME:
  Service charges                                                          55,190        41,157       151,673        96,410
  Mortgage lending fees                                                    19,685        42,701       104,287       121,038
  Commissions on insurance                                                  1,684         1,453         4,842         3,373
  Investment gains                                                             --         2,967         9,433         3,571
  Other income                                                             20,591         7,913        37,861        28,746
                                                                       ----------    ----------    ----------    ----------
    TOTAL NON INTEREST INCOME                                              97,150        96,191       308,096       253,138
                                                                       ----------    ----------    ----------    ----------

NON INTEREST EXPENSE
  Salaries and employee benefits                                          242,281       186,481       754,012       552,801
  Occupancy expense                                                        31,380        30,732        82,362        79,760
  Furniture and equipment expense                                          38,650        29,044       112,826        80,801
  Other operating expenses                                                104,827       196,847       643,951       463,900
                                                                       ----------    ----------    ----------    ----------
    TOTAL NON INTEREST EXPENSE                                            417,138       443,104     1,593,151     1,177,262
                                                                       ----------    ----------    ----------    ----------
Income Before Income Taxes                                                287,875        82,013       463,313       178,115
Income Tax Provision                                                      100,000        15,250       168,000        15,250
                                                                       ----------    ----------    ----------    ----------
    NET INCOME                                                         $  187,875    $   66,763    $  295,313    $  162,865
                                                                       ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE - PRIMARY AND FULLY DILUTED
  Net income per common share                                          $      .28    $      .10    $      .43    $      .24
  Basic weighted average shares outstanding                               679,048       679,048       679,048       679,048
  Diluted earnings per common share                                    $      .28    $      .10    $      .44    $      .24
  Diluted weighted average shares outstanding                             679,377       679,048       679,377       679,048

                    See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)




                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                          ------------------          ------------------
                                                                          1999          1998          1999          1998
                                                                          ----          ----          ----          ----

Net Income                                                             $  187,875    $   66,764    $  295,313    $  162,865
                                                                       ----------    ----------    ----------    ----------
Other comprehensive, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising
             during the period                                           (138,770)       91,334      (727,044)       89,203
    Less:  reclassification adjustments for gains
             (losses) included in net income                                  -0-        (4,175)          -0-        (3,571)
                                                                       ----------    ----------    ----------    ----------
                                                                         (138,770)       87,159      (727,044)       85,632
    Income tax (expense) benefit related items
             of other comprehensive income                                 47,182       (29,635)      247,195       (29,115)
                                                                       ----------    ----------    ----------    ----------

                Other comprehensive income (loss)                         (91,588)       57,524      (479,849)       56,517
                                                                       ----------    ----------    ----------    ----------


Comprehensive income (loss)                                            $   96,287    $  124,288    $ (184,536)   $  219,382
                                                                       ==========    ==========    ==========    ==========

                See notes to consolidated financial statements.

                                GATEWAY BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)


                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 -----------------
                                                                                             1999                  1998
                                                                                         ------------          ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                     $    295,313          $    162,865
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
   Provision for loan losses                                                                  360,000               190,000
   Provision for depreciation and amortization                                                129,585                90,307
   Amortization of investment security premiums and
      accretion of discounts                                                                   38,504               (12,158)
   Gain on sale of investment securities                                                       (9,433)               (3,571)
   Deferred tax provision                                                                     168,000                   -0-
   Decrease (increase) in accrued interest receivable                                         (42,028)             (323,195)
   Increase (decrease) in accrued interest payable                                             45,396               172,202
   Other                                                                                     (425,169)               53,569
                                                                                         ------------          ------------
          NET CASH PROVIDED IN OPERATING ACTIVITIES                                           560,168               330,019
                                                                                         ------------          ------------

INVESTING ACTIVITIES:
   Net increase in loans                                                                  (21,399,786)          (15,116,523)
   Proceeds from maturities, calls, and principal pay-downs
      of securities                                                                         5,661,555             5,163,260
   Proceeds from sales of available-for-sale securities                                     4,949,028             5,901,148
   Proceeds from sale of held-to-maturity securities                                        2,500,937                   -0-
   Purchase of available-for-sale securities                                               (3,369,356)          (11,900,628)
   Purchase of held-to-maturity securities                                                   (337,106)           (9,485,981)
   Capital expenditures                                                                      (367,303)              (41,329)
                                                                                         ------------          ------------
          NET CASH USED IN INVESTING ACTIVITIES                                           (12,362,031)          (25,480,053)
                                                                                         ------------          ------------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts,
      and savings accounts                                                                 (3,665,276)            8,510,592
   Net increase in certificates of deposit                                                  8,053,237            15,660,514
   Borrowing under line of credit                                                           2,300,000             1,000,000
   Purchase of federal funds                                                               14,440,000                   -0-
   Repayments of federal funds purchased                                                  (12,940,000)                  -0-
                                                                                         ------------          ------------
          NET CASH PROVIDED IN FINANCING ACTIVITIES                                        8,187,961            25,171,106
                                                                                         ------------          ------------

Net increase (decrease) in cash and cash equivalents                                       (3,613,902)               21,072
Cash and cash equivalents at beginning of period                                            6,112,902             2,132,418
                                                                                         ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  2,499,000          $  2,153,490
                                                                                         ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                            $  2,424,609          $  1,317,469
     Income taxes                                                                        $    166,000          $        -0-

                    See notes to consolidated financial statements.

                                GATEWAY BANCSHARES, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (unaudited)
                                   September 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1998.

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

Income Taxes

The Company and the Bank are subject to federal and state income taxes. Income taxes have been accrued during the first nine months of 1999 at a rate of 34 percent of income before income taxes. For the same period in 1998, the effective income tax rate was -0- percent due to the reversing effects of the valuation allowance on the deferred tax asset.

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

At September 30, 1999, the Company had net unrealized losses of $716,078 in available-for-sale securities which are reflected in the presented assets and resulted in an decrease in shareholders' equity of $472,611, net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1998 to September 30, 1999 was $479,848.

NOTE 4 - NOTES PAYABLE

In January, 1998, the Company obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of
5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans. In September 1999, the Company obtained $1.2 million loan from the Federal Home Loan Bank with terms of 5.49% maturing October 18, 1999. Additionally, a $1.1 million loan was obtained in September 1999 from the Federal Home Loan Bank with maturity date of September 28, 2000 with interest rate of the Atlanta overnight deposit rate plus .25%.

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


                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1999 Form 10-QSB and

Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1998.


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company may contain forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance' and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
(1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users: (5) changes in consumer spending, borrowing, and saving habits; (6) the impact of Year 2000 and technological changes; (7) consumer spending, borrowing and saving habits; (8) acquisitions;
(9) the ability to increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (11) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (12) changes in the Company's organization, compensation, and benefit plans; (13) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (14) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which the statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

EARNINGS SUMMARY

The Company's net income for the three and nine months ended September 30, 1999 was $187,875 and $295,313, respectively, compared to net income of $66,763 and $162,865 for the same periods in 1998. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,649,950 and $4,570,827 for the three and nine months ended September 30, 1999, respectively, compared to interest income of $1,176,167 and $2,848,535 for the same periods in 1998. The increase in interest income resulted from the increase in the Company's loan portfolio.

INTEREST EXPENSE

Interest expense on deposits for the three and nine months ended September 30, 1999 was $877,087 and $2,462,459, respectively, compared to interest expense of $675,241 and $1,553,296 for the same periods in 1998. The increase in interest expense relates to the increase in Company's deposit base, the $3,300,000 notes due to the Federal Home Loan Bank obtained in January, 1998 and September, 1999, and federal funds purchased during 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $165,000 and $360,000 for the three and nine months ended September 30, 1999. The allowance for loan losses as a percent of outstanding loans was 1.11 percent and 1.01 percent at September 30, 1999 and at December 31, 1998, respectively.

NONINTEREST INCOME

Noninterest income for the three and nine months ended September 30, 1999 was $97,150 and $308,096, respectively, compared to $96,191 and $253,138 for the same periods in 1998. Noninterest income consisted primarily of service charges on customer deposits ($151,673 through September 30, 1999), mortgage lending fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $417,138 and $1,593,151 for the three and nine months ended September 30, 1999, respectively, compared to $443,104 and $1,177,262 for the same periods in 1998. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

The Bank incurred a loss of $192,000 on the fraudulent use of check cards through its system. Unauthorized withdrawals were drafted from the Bank's system and processed by the Bank's outside contractor. The Bank believes that these fraudulent transactions were the direct result of the outside contractor's failure to ensure verification controls were in place to protect the Bank's check cards from potential fraud. The outside contractor filed a demand for arbitration alleging that the Bank failed to honor a contract calling for recovery of the transactions. The Bank has denied liability in this action and filed a counterclaim against the outside contractor based upon the outside contractor's gross negligence in its failure to ensure that the Bank's check cards were being protected from potential fraud. As of September 30, 1999, the claims have been settled and a cumulative loss of $192,000 has been recognized.

INCOME TAXES

The Company's net operating losses from prior periods of approximately $41,000 were utilized in the current year to offset income taxes. Income taxes of $100,000 and $168,000 have been provided for the net income for the three and nine months ended September 30, 1999, respectively.

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

Investment securities and federal funds sold decreased $10,161,173 or 31.55 percent from December 31, 1998 to September 30, 1999. The decrease is due to the growth in loans since year end 1998, which required the reallocation of funds for those loans. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1999 were $22,046,938 compared to $32,208,111 at December 31, 1998, reflecting a decrease of $10,161,173. Federal funds sold decreased from $4,700,000 at December 31, 1998 to zero at September 30, 1999.

LOANS

Loans comprised the single largest category of the Company's earning assets on September 30, 1999. At September 30, 1999, the Company had outstanding loans amounting to $57,137,759 net of its allowance for loan losses, or 67.4 percent of total assets, compared to net loans of $36,097,973, or 46.9 percent of total assets at December 31, 1998. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At September 30, 1999, the Company had nonperforming assets of $193,168, or .33 percent of all loans and .23 percent of total assets. At December 31, 1998, the Company had no nonperforming loans.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $1,959,689 at September 30, 1999, an increase of $265,175 from December 31, 1998. The increase results primarily from the acquisition of real estate, net of the effect of depreciation of $102,128 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $720,798 at September 30, 1999, an increase of $42,028 from December 31, 1998. The increase is due to related increases in earning assets since year end 1998.

Other assets consist primarily of accrued interest receivable on earning assets and the deferred tax asset. The deferred tax asset consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At September 30, 1999, the Company had outstanding deposits of $73,223,333 compared to $68,835,372 at December 31, 1998. Deposits are the Company's primary source of funds to support its earning assets. Non-interest bearing deposits increased from $6,249,127 at December 31, 1998 to $6,600,193 at September 30, 1999. Time deposits of $100,000 or more increased by $1,282,914. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable increased $45,396 from December 31, 1998 to September 30, 1999. The increase relates to the increase in the Company's deposit base.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased $184,535 from December 31, 1998 to September 30, 1999, due primarily to the increase in unrealized losses on securities available-for-sale totaling $479,848, net of deferred tax liability.

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

Information Systems. The Company identified all mission critical information technology ("IT") systems and developed a schedule for testing and remediation of these systems. Testing of key computer hardware and mission critical hardware modification or replacement has been completed. The Company has completed its inventory of mission critical software and has obtained certification from software vendors of Year 2000 compliance. The Company has completed programming and testing of changes to critical systems. Testing of internal mission critical systems began during the first quarter of 1999 and implementation was completed by September 30, 1999.

Embedded Systems. The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems and elevators, and has completed its inventory of mission critical non-IT systems. The Company has contacted manufacturers and vendors of those components utilized in operations to determine whether these components are Year 2000 compliant. As a result, the Company has remediated or replaced, as applicable, any non-compliant components and completed this process for mission critical embedded systems by September 30, 1999.

Third Party and Customer Relationships. The Company has initiated communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparts and customers to conduct their own Year 2000 assessments and take appropriate steps to become Year 2000 compliant.

The Company outsources its principal data processing activities to another financial institution. The Company is actively communicating with and monitoring the progress of such institution to assess the impact of Year 2000 issues on this institution and its ability to provide the Company with data processing services. The Company will consider new business relationships with alternate providers of products and services if necessary.

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

Contingency Plans. As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company has formulated a detailed Year 2000 contingency plan, which assesses several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan was completed by September 30, 1999.

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

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by the assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debts equaled approximately $30 million at September 30, 1999. Investment securities maturing in one year or less equaled approximately $898,000. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of third quarter 1999, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $4 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

Capital Resources

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

Note Payable - Federal Home Loan Bank

In an effort to maintain and improve the liquidity position of the Bank, management approved the Bank's membership with the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a funding sources to match longer term loans. In January, 1998, the Company obtained a $1 million loan from the FHLB of Atlanta. At September, 1999, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans. Additionally, in September 1999, loans were obtained from the Federal Home Loan Bank of Atlanta in the amounts of $1.2 million and $1.1 million, with interest rates of 5.49 percent and rates of the Atlanta overnight deposit rate plus .25 percent, respectively. Principal is due in full on October 18, 1999 and September 28, 2000, respectively. Total principal balances outstanding was $3,300,000 as of September 30, 1999.

Federal Capital Standards

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.1 million at September 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $6.8 million at September 30, 1999. The percentage ratios as calculated under FDIC guidelines were 8.91 percent and 9.84 percent for Tier I and Total Risk-based capital, respectively, to risk-weighted assets at September 30, 1999. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of September 30, 1999 exceeded the regulatory minimum requirements which are generally 3 percent plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

Georgia Department of Banking and Finance Capital Requirement

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (DBF) imposed its 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses. This heightened requirement will continue through the first three years of the Bank's operation, at which time the Bank will be subject to a 6 percent minimum capital ratio. At September 30, 1999, the capital ratio as calculated under the DBF standard was 8.46 percent. As of September 30, 1999 the Bank was in compliance with the 8 percent requirement.

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

               11                   Computation of Net Income Per Share

               27                   Financial Data Schedule
                                    (for the SEC use only )

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 1999

GATEWAY BANCSHARES, INC.





                                           /s/ Robert G.Peck
                                           ------------------------------------
                                           Robert G. Peck,
                                           President and CEO
                                           (Principal Executive Officer)



                                           /s/ Harle B. Green
                                           ------------------------------------
                                           Harle B. Green,
                                           Chairman and Chief Financial Officer
                                           (Principal Financial Officer)