Form 10KSB
period 1999-12-31
GATEWAY BANCSHARES INC /GA/
filed 2000-03-28
CIK 1007029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For fiscal year ended DECEMBER 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from             to
                                           -----------    ------------

            Commission file number       000-24137

                            GATEWAY BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           GEORGIA                                              58-2202210
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA              30736
-----------------------------------------------------            ----------
      (Address of Principal Executive Offices)                   (Zip Code)

                                (706) - 965-5500
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                                             VALUE $5.00

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

State issuer's revenues for its most recent fiscal year:  $6,761,125

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,488,100 AS OF FEBRUARY 25, 2000

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 679,048 AS OF MARCH 24, 2000

         Transitional Small Business Disclosure format (check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 20, 2000, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I...........................................................................................................    1
    ITEM 1.   DESCRIPTION OF BUSINESS............................................................................    1
    ITEM 2.   DESCRIPTION OF PROPERTIES..........................................................................   18
    ITEM 3.   LEGAL PROCEEDINGS..................................................................................   19
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................   19
PART II..........................................................................................................   19
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................   19
    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   20
    ITEM 7.   FINANCIAL STATEMENTS...............................................................................   20
    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   20
PART III.........................................................................................................   20
    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................................................   20
    ITEM 10.  EXECUTIVE COMPENSATION.............................................................................   21
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................   21
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   21
    ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB.........................................................   22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

            Gateway Bancshares, Inc. (the "Company") was incorporated as a Georgia business corporation on October 3, 1995, to serve as a bank holding company for Gateway Bank & Trust (the "Bank"). The Bank began operations in April 1997 and is the sole subsidiary of the Company.

            The Company's principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank. For example, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital.

                                    THE BANK

GENERAL

            The Bank was chartered as a Georgia bank on December 11, 1995 and began business on April 21, 1997 as a full-service commercial bank. The Bank's lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and real estate-related loans. The bank offers a board array of competitively priced deposit services such as regular checking, interest checking, savings accounts and various types of certificates of deposit. To complement its lending and deposit services, the Bank also provides official bank checks and money orders, MasterCard and Visa credit cards, ATM cards, safe deposit boxes, traveler's checks, bank-by-mail, bank-by-telephone, direct deposit of payroll and Social Security checks, U.S. Savings Bonds, wire transfer of funds and a night depository.

PHILOSOPHY

            The Bank's philosophy is to emphasize prompt and responsive personal service to residents of, and small- to medium-sized businesses located in Ringgold, Georgia, as well as other communities located in Catoosa County. We believe this philosophy helps the Bank to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. We believe that the Bank offers residents in Catoosa and surrounding counties the benefits associated with a locally owned and managed bank. The Bank's active call program allows its officers and directors to promote the Bank by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. In addition, both the Chief Executive Officer and Chief Financial Officer of the Bank have substantial banking experience in Catoosa County, which facilitates the Bank's efforts to provide products and services designed to meet the needs of the Bank's customer base. The Bank's directors are active members of the business communities in Ringgold and around Catoosa County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

MARKET AREA AND COMPETITION

            The Bank is located in Ringgold, Georgia. The Bank draws a majority of its business from its primary market area, Catoosa County, Georgia. The Bank also focuses its marketing efforts on the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 1999, Catoosa County was served by six commercial banks and two savings associations with a total of 13 offices. The total deposits within Catoosa County for these institutions were $566 million as of June 30, 1999. The information provided by the FDIC indicates that the Bank's deposit market share in Catoosa County was 12.45% as of June 30, 1999. We believe our local ownership and management as well as our focus on personalized service helps us to compete with the other institutions in our market area.

LOAN PORTFOLIO

            LENDING POLICY. The Bank was established to support Catoosa County and the immediately-surrounding counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. Consequently, the Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank's policy is to avoid concentrations of loans to a single industry or based on a single type of collateral.

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

            COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-sized businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes including providing funds for working capital, equipment, property expansion and inventory. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

            INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. During fiscal year 1999, average investment securities comprised approximately 29.6% of the Bank's total average assets, with average net loans comprising approximately 64.3% of the Bank's average total assets. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

         DEPOSITS. The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, Catoosa County, and to a lesser extent, Walker County and Whitfield County in Georgia and Hamilton County in Tennessee. Deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits the Bank offers a broad line of competitively priced deposit products and services. The Bank's deposit-related services include ATM cards, direct deposit, bank-by-mail, bank-by-telephone, wire transfer of funds and a night depository.

         ASSET AND LIABILITY MANAGEMENT. The objective of the Bank's assets and liabilities management is to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

         The Bank's asset/liability mix is monitored to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

                                    EMPLOYEES

         At December 31, 1999, the Company and its subsidiary employed 24 full-time employees and two part-time employees. The Company considers its relationship with its employees to be excellent.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The table below shows, for the periods indicated, the daily average balances outstanding for the major categories of interest earning assets and interest bearing liabilities, and the average interest rate earned or paid on these assets or liabilities. The yields were calculated by dividing income or expense by the average balance of the corresponding assets or liabilities.

           AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                     TAXABLE EQUIVALENT BASIS (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31, 1999       Year Ended December 31, 1998
                                                      ----------------------------       ----------------------------
                                                      AVERAGE    INCOME/    YIELD/       Average    Income/    Yield/
                                                      BALANCE    EXPENSE    RATE         Balance    Expense    Rate
                                                      --------   -------    ------       --------   --------   ------
ASSET
   Earning assets:
     Loans, net of unearned income (1)                $ 51,119   $ 4,866     9.52%       $ 27,335   $  3,014   11.03%
     Investment Securities:
        Taxable                                         23,373     1,439     6.16%         19,630      1,241    6.32%
        Tax-exempt                                         148         7     4.73%            -0-        -0-     -0-%
                                                      --------   -------     ----        --------   --------   -----
          Total investment securities                   23,521     1,446     6.15%         19,630      1,241    6.32%
     Federal funds sold                                    608       311     5.10%          1,605         99    6.17%
                                                      --------   -------     ----        --------   --------   -----
            Total interest-earning assets (2)           75,248     6,343     8.43%         48,570      4,354    8.96%
                                                                 -------     ----                   --------   -----
   Non interest-earning assets:
     Cash and due from banks                             2,070                              1,992
     Premises and equipment                              1,784                              1,707
     Accrued interest and other assets                     929                                621
     Allowance for loan losses                            (536)                              (268)
                                                      --------                           --------

TOTAL ASSETS                                          $ 79,495                           $ 52,622
                                                      ========                           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-bearing liabilities:
     Demand deposits                                  $  8,261       283     3.43%       $  7,702        288    3.74%
     Savings deposits                                   15,064       685     4.55%          6,635        332    5.00%
     Time deposits                                      41,688     2,353     5.64%         26,957      1,646    6.11%
                                                      --------   -------     ----        --------   --------   -----
                                                        65,013     3,321     5.11%         41,294      2,266    5.49%
     Other short-term borrowings                         1,833       103     5.62%          1,109         61    5.50%
                                                      --------   -------     ----        --------   --------   -----
            Total interest-bearing liabilities          66,846     3,424     5.12%         42,403      2,327    5.49%
                                                                 -------     ----                   --------   -----

   Non interest-bearing liabilities:
     Demand deposits                                     5,963                              3,506
     Accrued interest and other liabilities                494                                239
     Shareholders' equity                                6,192                              6,474
                                                      --------                           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 79,495                           $ 52,622
                                                      ========                           ========

NET INTEREST INCOME/ NET INTEREST SPREAD                           2,919     3.31%                     2,027    3.47%
                                                                 -------     ----                   --------   -----

NET YIELD ON EARNING ASSETS                                                  3.88%                              4.17%
                                                                             ====                              =====
Taxable equivalent adjustment:
     Loans                                                           -0-                                 -0-
     Investment securities                                            16                                 -0-
                                                                 -------                             -------
        Total taxable equivalent adjustment                           16                                 -0-
                                                                 -------                             -------
NET INTEREST INCOME                                              $ 2,935                             $ 2,027
                                                                 =======                             =======

------------------------------

(1)      Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.
                                       4

            The following table sets forth, for the years ended December 31, 1999 and 1998, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                         RATE/ VOLUME VARIANCE ANALYSIS


                                                  CHANGE                        INTEREST                 VARIANCE (1)
                                AVERAGE VOLUME   IN VOLUME    AVERAGE RATE   INCOME/EXPENSES  VARIANCE   ATTRIBUTED TO
                               ----------------  ----------   ------------   ---------------  ---------  --------------
                                 1999     1998   1999-1998    1999   1998     1999     1998   1999-1998  VOLUME   RATE
                               -------  -------  ----------   ----   -----   ------   ------  ---------  ------  ------
                                                                    (in Thousands)
Earning Assets:
Loans, net of unearned
   income                      $51,119  $27,335  $   23,784   9.52%  11.03%  $4,866   $3,014  $  1,852   $2,264  $ (412)
Investment Securities:
   Taxable                      23,373   19,630       3,743   6.16%   6.32%   1,439    1,241       198      232     (34)
   Tax exempt                      148      -0-         148   4.73%    -0-%       7      -0-         7        7     -0-
                               -------  -------  ----------   ----   -----   ------   ------  --------   ------  ------
   Total investment
      securities                23,521   19,630       3,891   6.15%   6.32%   1,446    1,241       205      239     (34)
Federal funds sold                 608    1,605        (997)  5.10%   6.17%      31       99       (68)      51    (119)
                               -------  -------  ----------   ----   -----   ------   ------  --------   ------  ------

   Total Earning Assets        $75,248  $48,570  $   26,678   8.43%   8.96%   6,343    4,354     1,989    2,554    (565)
                               =======  =======  ==========   ====   =====   ------   ------  --------   ------  ------

Interest-bearing liabilities:
Deposits:
   Demand                      $ 8,261  $ 7,702  $      559   3.43%   3.74%     283      288        (5)      19     (24)
   Savings                      15,064    6,635       8,429   4.55%   5.00%     685      332       353      384     (31)
   Time                         41,688   26,957      14,731   5.64%   6.11%   2,353    1,646       707      831    (124)
                               -------  -------  ----------   ----   -----   ------   ------  --------   ------  ------
   Total interest-bearing
    deposits                    65,013   41,294      23,719   5.11%   5.49%   3,321    2,266     1,055    1,234    (179)

Other short-term borrowings      1,833    1,109         724   5.62%   5.50%     103       61        42       41       1
                               -------  -------  ----------   ----   -----   ------   ------  --------   ------  ------

   Total Interest-bearing
   Liabilities                 $66,846  $42,403  $   24,443   5.12%   5.49%   3,424    2,327     1,097    1,275    (178)
                               =======  =======  ==========   ----   -----   ------   ------  --------   ------  ------

Net interest income/ net
   interest spread                                            3.31%   3.47%  $2,919   $2,027  $    892   $1,279  $ (387)
                                                              ====   =====   ======   ======  ========   ======  ======

Net yield on earning assets                                   3.88%   4.17%
                                                              ====   =====

Net cost of funds                                             4.55%   4.79%
                                                              ====   =====

-----------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

         The carrying amount of investment securities at the end of the year is set forth in the following table.

                              INVESTMENT PORTFOLIO

                                                       DECEMBER 31,
                                                   --------------------
                                                     1999        1998
                                                   -------      -------
                                                      (in Thousands)
SECURITIES AVAILABLE FOR SALE:
     U.S. Government agencies                      $ 5,670      $12,332
     Municipal securities                            9,865       12,195
     Equity securities - Federal Home Loan Bank        711          118
                                                   -------      -------
                                                   $16,246      $24,645
                                                   =======      =======

SECURITIES HELD TO MATURITY:
     U.S. Government agencies                      $ 4,505      $ 7,513
     Mortgage backed securities                        225           50
                                                   -------      -------
                                                   $ 4,730      $ 7,563
                                                   =======      =======


         Average taxable securities were 99 percent of the portfolio in 1999 which reflects management's intent to maximize investment yields until the Company reaches a level of cumulative profitability.

         The maturities and weighted average yields of the investments in the 1999 portfolio of investment securities are presented below. The average maturity of the investment portfolio is 11.36 with an average yield of 6.17 percent.

                                                            INVESTMENT PORTFOLIO MATURITY SCHEDULE
                                 --------------------------------------------------------------------------------------
                                                                          MATURING
                                 --------------------------------------------------------------------------------------
                                         Within             After One But           After Five But           After
                                        One Year          Within Five Years        Within Ten Years        Ten Years
                                 --------------------     ------------------      ------------------    ---------------
                                   Amount       Yield     Amount       Yield      Amount       Yield    Amount    Yield
                                                                        (in Thousands)
SECURITIES AVAILABLE FOR SALE:
   U.S. Government agencies      $    -0-       0.00%    $    236      5.21%     $ 5,434       6.15%    $   -0-   0.00%
   Mortgage-backed securities         -0-       0.00%       4,153      5.97%       4,117       6.30%      1,595   6.66%
   Equity securities - FHLB           711       6.76%         -0-      0.00%         -0-        -0-%        -0-   0.00%
                                 --------     ------     --------    ------     --------    -------      ------   ----
                                 $    711       6.76%    $  4,389      5.89%     $ 9,551       6.21%    $ 1,595   6.66%
                                 ========     ======     ========    ======     ========    =======      ======   ====
SECURITIES HELD TO MATURITY:
U.S. Government agencies         $  1,003       6.00%    $  1,002      5.99%     $ 2,500       6.37%    $   -0-   0.00
Municipal securities                  -0-       0.00%         -0-      0.00%         -0-       0.00%        225   4.75%
                                 --------     ------     --------    ------     --------    -------      ------   ----
                                 $  1,003       6.00%    $  1,002      5.99%     $ 2,500       6.37%    $   225   4.75%
                                 ========     ======     ========    ======     ========    =======     =======   ====

         There were no securities held by the Company, whose aggregate value on December 31, 1999 exceeded ten percent of the Company's shareholders' equity at that date.

------------------------------------
(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

LOAN PORTFOLIO

         The following table shows the classification of loans by major category at December 31, 1999 and 1998.

                                 TYPES OF LOANS

                                           DECEMBER 31, 1999        December 31, 1998
                                          --------------------    ----------------------
                                                      PERCENT                   Percent
                                           AMOUNT     OF TOTAL     Amount       of Total
                                          --------    --------    --------      --------
                                              (in Thousands)           (in Thousands)
Commercial, financial and
            agricultural                 $  15,330      24.5%     $  10,600         29.1%
Real estate - construction                   7,222      11.5%         4,161         11.4%
Real estate - other                         31,372      50.1%        15,136         41.5%
Consumer                                     8,576      13.8%         6,431         17.6%
Other loans                                     64       0.1%           136          0.4%
                                         ---------    ------      ---------     --------
                                            62,564     100.0%        36,464        100.0%
                                                      ======                    ========
Less: allowance for loan losses               (701)                    (366)
                                         ---------                ---------

Net loans                                $  61,863                $  36,098
                                         =========                =========

            The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

         The following table provides maturities of certain loan classifications at December 31, 1999 and 1998 and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                  RATE STRUCTURE FOR LOANS
                                           MATURITY                                MATURING OVER ONE YEAR
                              ------------------------------------              ----------------------------
                                           OVER ONE
                                             YEAR                               PREDETERMINED    FLOATING OR
                              ONE YEAR     THROUGH      OVER FIVE                 INTEREST       ADJUSTABLE
                              OR LESS     FIVE YEARS      YEARS       TOTAL         RATE            RATE
                              --------    ----------    ---------    -------    -------------    -----------
                                                            (in Thousands)
Commercial, financial
     and agricultural ....... $ 10,498    $    4,805    $      27    $15,330    $       5,654    $ 9,676

Real estate - construction...    7,206            16          -0-      7,222            2,971      4,251
                              --------    ----------    ---------    -------    -------------    -------

                              $ 17,704    $    4,821    $      27    $22,552    $       8,625    $13,927
                              ========    ==========    =========    =======    =============    =======

NONPERFORMING ASSETS

            The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1999 and 1998.

                                                  1999      1998
                                                -------    ------
                                                  (in Thousands)

Nonaccruing loans                               $   145    $  -0-
Loans past due 90 days or more                       39       -0-
Restructured loans                                  -0-       -0-
                                                -------    ------
Total nonperforming loans                           184       -0-
Nonaccruing securities                              -0-       -0-
Other real estate                                   138       -0-
                                                -------    ------
Total nonperforming assets                      $   322    $  -0-
                                                =======    ======

Ratios:
Loan loss allowance to
  total nonperforming assets                      2.177     24.40
                                                =======    ======
Total nonperforming loans to total
  loans (net of unearned interest)               0.0029    0.0004
                                                =======    ======
Total nonperforming assets
  to total assets                                0.0036    0.0002
                                                =======    ======

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

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

            The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $701,234 in the allowance for loan losses at December 31, 1999 (1.12% total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

            The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 1999 and 1998.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                           1999           1998
                                                         -------        -------
                                                             (in Thousands)
Allowance for loan losses at beginning of year           $   366        $   170

Total loans charged off - consumer loans                     114             39
Recoveries on loans previously charged off                   -0-            -0-
Net loans charged off                                        114             39

Provision for loan losses                                    449            235
                                                         -------        -------

Allowance for loan losses at end of period               $   701        $   366
                                                         =======        =======

Loans, net of unearned income, at end of period          $62,564        $36,464
                                                         =======        =======

Average loans, net of unearned income,
        outstanding for the period                       $51,119        $27,335
                                                         =======        =======

Ratios:
     Allowance at end of period to loans, net of
        unearned income                                     1.12%          1.00%
     Allowance at end of period to average loans,
        net of unearned income                              1.37%          1.34%
     Net charge-offs to average loans, net of
        unearned income                                     0.22%          0.14%
     Net charge-offs to allowance at end of period         16.26%         10.66%
     Recoveries to prior year charge-offs                   0.00%          0.00%

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

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES-- CONCLUDED

         Management allocated the reserve for loan losses to specific loan classes as follows:

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                           DECEMBER 31, 1999       December 31, 1998
                                         ---------------------    --------------------
                                                      PERCENT                 Percent
                                           AMOUNT     OF TOTAL     Amount     Of Total
                                          --------    --------    --------    --------
                                              (in Thousands)          (in Thousands)
Domestic loans (1):
   Commercial, financial and
     agricultural ......................  $    373        53.2%   $    110        30.0%
   Real estate - construction and other        220        31.4%         66        18.1%
   Consumer.............................       108        15.4%        190        51.9%
                                          --------    --------    --------    --------
                                          $    701       100.0%   $    366       100.0%
                                          ========    ========    ========    ========

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

         The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 1999 and 1998 are as follows:

                                               1999                1998
                                         ---------------     -----------------
                                                    (in Thousands)
                                         AMOUNT     RATE     Amount       Rate
                                        --------    ----    --------      ----
Non Interest-bearing demand deposits    $  5,963    -0-%    $  3,506      -0-%
                                        --------            --------

Demand                                     8,261   3.43%       7,702     3.74%
Savings                                   15,064   4.55%       6,635     5.00%
Time deposits                             41,688   5.64%      26,957     6.11%
                                        --------            --------
     Total Interest-bearing deposits      65,013   5.11%      41,294     5.49%
                                        --------            --------

       Total Average Deposits           $ 70,976   4.68%    $ 44,800     5.06%
                                        ========            ========

DEPOSITS - CONCLUDED

            The two categories of lowest cost deposits comprised the following percentages of total deposits during 1999: average noninterest-bearing demand deposits - 8.4 percent; and average interest-bearing demand deposits - 11.6 percent. Of total time deposits, approximately 47.2 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1999 are summarized in the table below.


                        MATURITIES OF LARGE TIME DEPOSITS

                                                 TIME CERTIFICATES
                                                    OF DEPOSIT
                                                 -----------------
                                                  (in Thousands)
Three months or less                               $     5,166
Over three through six months                            6,307
Over six through twelve months                           3,204
Over twelve months                                       6,118
                                                   -----------
       Total                                       $    20,795
                                                   ===========


RETURN ON EQUITY AND ASSETS

            The following table summarizes certain financial ratios for the Company for the years ended December 31, 1999 and 1998.

                                                1999        1998
                                              --------    --------
Return on average assets                        0.64%       0.44%
Return on average equity                        8.16%       4.10%
Dividend payout ratio                           0.00%       0.00%
Average equity to average assets ratio          7.79%      10.78%

                           SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

         Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -        Acquiring all or substantially all of the assets of any bank;
                  or

         -        Merging or consolidating with any other bank holding company.

         Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

         PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

         -        factoring accounts receivable,
         -        acquiring or servicing loans,
         -        leasing personal property,
         -        conducting discount securities brokerage activities,
         -        performing selected data processing services,
         - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
         -        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

            On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

            Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

            To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

            SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

            The Bank is a commercial bank chartered under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

            PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the adequately capitalized category.

            Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

            FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

            The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

            COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of

Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 9.60% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 8.64%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 7.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.


         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

         The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         At December 31, 1999, the Bank was able to pay approximately $252,569 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        loans or extensions of credit to affiliates;

         -        investment in affiliates;

         - the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

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

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's corporate office and the Bank are located at 5102 Alabama Highway, Ringgold, Georgia. The property is leased by the Bank.

         On August 9, 1995, the organizers of the Company entered into a Ground Lease (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years under specified circumstances. The annual rental for the first three years of the lease term was $20,480. Annual rent for the fourth and subsequent year was, and will be, increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The annual rent for 1999 was $22,891.

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

         The Company has not sold any unregistered shares of its Common Stock, $5.00 par value, during fiscal years 1999, 1998, or 1997.

         On March 18, 1999, the Company granted options to purchase 171,850 shares of its Common Stock, $5.00 par value, to selected officers and directors of the Company and the Bank as compensation for their services. Each of the options vests in equal 20% annual increments beginning on March 18, 2000 and has a maximum term of ten years. The exercise price of each of the options is $12.00 per share. Since the options were only granted to officers and directors, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

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

         Independent Auditors' Report

         Financial Statements

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, under the following headings, and are incorporated herein by reference.

         Proposal One: Election of Directors - Director Nominees," at page 3;

         "Executive Officers," at page 4;

         "Section 16(a) Beneficial Ownership Reporting Compliance," at page 9.

ITEM 10. EXECUTIVE COMPENSATION

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, under the heading, "Compensation," at pages 5 through 6, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 7 through 8, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation," at pages 5 through 6, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Exhibit
           Number       Exhibit
           -------      -------
            3.1         Articles of Incorporation. (1)

            3.2         Bylaws. (1)

            4.1         Instruments Defining the Rights of Security Holders. See
                        Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

            10.1        Ground Lease Agreement by and between Gateway
                        Bancshares, Inc. and Ringgold Mining and Manufacturing
                        Company, dated as of May 1, 1996. (2)

            10.3        Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

            13.1        Gateway Bancshares, Inc. 1999 Annual Report to
                        Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report.

            21.1        Subsidiaries of Gateway Bancshares, Inc. (4)

            24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

            27.1        Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K filed in the fourth quarter of 1999:   None


-----------------------

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



                                      GATEWAY BANCSHARES, INC.


                                      By:    /s/ Robert G. Peck
                                         --------------------------------------
                                          Robert G. Peck
                                          President and Chief Executive Officer


                                      Date:   March 24, 2000



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

Signature                              Title                                   Date
---------                             -------                                --------

/s/ Jack Joseph Babb                Director                                March 24, 2000
----------------------------
Jack Joseph Babb


/s/ William H.H. Clark              Director                                March 24, 2000
----------------------------
William H.H. Clark


/s/ Patricia Yvonne Cochran         Director                                March 24, 2000
----------------------------
Patricia Yvonne Cochran

/s/ Jeannette Wilson Dupree         Director                                March 24, 2000
----------------------------
Jeannette Wilson Dupree


/s/ Harle B. Green                  Director, Chief Financial               March 24, 2000
----------------------------        Officer (Principal Financial
Harle B. Green                      And Accounting Officer)


/s/ Walter Lee Jackson              Director                                March 24, 2000
----------------------------
Walter Lee Jackson


/s/ Ernest Kresch                   Director                                March 24, 2000
----------------------------
Ernest Kresch


/s/ Robert G. Peck                  Director, President                     March 24, 2000
----------------------------
Robert G. Peck                      Chief Executive Officer


                                    Director
----------------------------
James Arthell Gray, Sr.

                                  EXHIBIT INDEX

             Exhibit
             Number         Exhibit
             -------        -------
              3.1           Articles of Incorporation. (1)

              3.2           Bylaws. (1)

              4.1           Instruments Defining the Rights of Security Holders.
                            See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

              10.1          Ground Lease Agreement by and between Gateway
                            Bancshares, Inc. and Ringgold Mining and
                            Manufacturing Company, dated as of May 1, 1996. (2)

              10.3          Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

              13.1          Gateway Bancshares, Inc. 1999 Annual Report to
                            Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1999 Annual Report to
                            Shareholders is not deemed to be filed as part of this Report.

              21.1          Subsidiaries of Gateway Bancshares, Inc. (4)

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

(3) Incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Meeting of Shareholders to be held on April 15, 1999, filed under cover of Schedule 14A.

(4) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.