Form 10QSB
period 2000-03-31
GATEWAY BANCSHARES INC /GA/
filed 2000-05-15
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2000

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

                            GATEWAY BANCSHARES, INC.

                           March 31, 2000 Form 10-QSB

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements (unaudited)

              Consolidated Balance Sheets....................................................          3

              Consolidated Statements of Income..............................................          4

              Consolidated Statements of Comprehensive Income................................          5

              Consolidated Statements of Cash Flows..........................................          6

              Notes to Consolidated Financial Statements.....................................          7

  Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..................................................          9


PART II.     OTHER INFORMATION

  Item 1.     Legal Proceedings..............................................................         15

  Item 2.     Changes in Securities and Use of Proceeds......................................         15

  Item 3.     Defaults Upon Senior Securities................................................         15

  Item 4.     Submission of Matters to a Vote of Security Holders............................         15

  Item 5.     Other Information..............................................................         15

  Item 6.     Exhibits and Reports on Form 8-K...............................................         15



                                  * * * * *

               PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31, 2000        December 31,
                                                                         (UNAUDITED)             1999
                                                                         ------------         ------------

ASSETS
  Cash                                                                   $    280,603         $  1,354,182
  Due from banks                                                            2,445,785            1,024,353
  Federal funds sold                                                        2,700,000              600,000

  Securities available-for-sale                                            16,153,231           16,014,879
  Securities held-to-maturity                                               4,728,189            4,729,974
  Restricted investments                                                      241,100              230,800

  Loans                                                                    63,762,869           62,564,092
  Allowance for loan losses                                                  (770,711)            (701,234)
                                                                         ------------         ------------
  Net loans                                                                62,992,158           61,862,858

  Premises and equipment, net                                               2,118,428            1,956,568
  Accrued interest                                                            820,158              780,543
  Other assets                                                                395,543              545,417
                                                                         ------------         ------------
      TOTAL ASSETS                                                       $ 92,875,195         $ 89,099,574
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Noninterest-bearing                                                  $  6,411,324         $  6,039,739
    Interest-bearing                                                       78,380,210           75,104,608
                                                                         ------------         ------------
     TOTAL DEPOSITS                                                        84,791,534           81,144,347

  Long-term debt                                                            1,000,000            1,000,000
  Accrued interest                                                            397,699              363,948
  Other liabilities                                                            32,935               76,389
                                                                         ------------         ------------
     TOTAL LIABILITIES                                                     86,222,168           82,584,684
                                                                         ------------         ------------

SHAREHOLDERS' EQUITY:
  Common stock ($5 par value; 10,000,000 shares
     authorized, 679,048 shares issued and outstanding)                     3,395,240            3,395,240
  Capital surplus                                                           3,357,637            3,357,637
  Accumulated deficit                                                         493,327              331,640
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                         (593,177)            (569,627)
                                                                         ------------         ------------
     TOTAL SHAREHOLDERS' EQUITY                                             6,653,027            6,514,890
                                                                         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 92,875,195         $ 89,099,574
                                                                         ============         ============

                 See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ---------------------------------
                                                                                       2000                 1999
                                                                                    ------------         ------------

REVENUE FROM EARNING ASSETS:
  Loans                                                                             $  1,524,425         $    991,745
  Interest on investment securities
    Taxable securities                                                                   329,631              409,644
    Non-taxable securities                                                                 2,664                  -0-
  Interest on federal funds sold                                                           9,831               11,362
  Interest on deposits in other banks                                                         77                  -0-
                                                                                    ------------         ------------
   TOTAL REVENUE FROM EARNING ASSETS                                                   1,866,628            1,412,751
                                                                                    ------------         ------------

INTEREST EXPENSE:
  Interest on deposits                                                                   987,304              754,696
  Interest on notes payable                                                               14,248               14,104
  Interest on federal funds purchased                                                      1,251                3,495
                                                                                    ------------         ------------
   TOTAL INTEREST EXPENSE                                                              1,002,803              772,295
                                                                                    ------------         ------------

NET INTEREST INCOME                                                                      863,825              640,456
  Provision for loan losses                                                               76,500               95,000
                                                                                    ------------         ------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                            787,325              545,456
                                                                                    ------------         ------------

NON INTEREST INCOME:
  Service charges                                                                         63,938               47,613
  Mortgage lending fees                                                                   26,673               58,030
  Commissions on insurance                                                                   678                1,291
  Investment gains                                                                           -0-                9,218
  Other income                                                                            10,561                7,977
                                                                                    ------------         ------------
    TOTAL NON INTEREST INCOME                                                            101,850              124,129
                                                                                    ------------         ------------

NON INTEREST EXPENSE
  Salaries and employee benefits                                                         370,617              254,393
  Occupancy expense                                                                       27,588               27,034
  Furniture and equipment expense                                                         37,250               30,086
  Other operating expenses                                                               209,533              266,951
                                                                                    ------------         ------------
    TOTAL NON INTEREST EXPENSE                                                           644,988              578,464
                                                                                    ------------         ------------

Income Before Income Taxes                                                               244,187               91,121
Income Tax Provision                                                                     (82,500)             (31,000)
                                                                                    ------------         ------------
    NET INCOME                                                                      $    161,687         $     60,121
                                                                                    ============         ============

EARNINGS PER COMMON SHARE - PRIMARY AND FULLY DILUTED
  Net income per common share                                                       $        .24         $        .09
  Basic weighted average shares outstanding                                              679,048              679,048
  Diluted earnings per common share                                                 $        .24         $        .09
  Diluted weighted average shares outstanding                                            680,337              679,048


                 See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                     2000                1999
                                                                                  ------------       ------------

Net Income                                                                        $    161,687       $     60,121
                                                                                  ------------       ------------
Other comprehensive, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising
             during the period                                                         (35,681)          (203,742)
    Less:  reclassification adjustments for gains
             (losses) included in net income
                                                                                           -0-                -0-
                                                                                  ------------       ------------
                                                                                       (35,681)          (203,742)
    Income tax (expense) benefit related items
             of other comprehensive income                                              69,272             12,131
                                                                                  ------------       ------------

                Other comprehensive income (loss)                                      (23,550)          (134,470)
                                                                                  ------------       ------------

Comprehensive income (loss)                                                       $    138,137       $    (74,349)
                                                                                  ============       ============


                 See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ---------------------------------
                                                                                      2000                 1999
                                                                                   ------------         ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                               $    161,687         $     60,120
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
   Provision for loan losses                                                             76,500               95,000
   Provision for depreciation and amortization                                           35,345               36,470
   Amortization of investment security premiums and
      accretion of discounts                                                              8,315               15,126
   Gain on sale of  investment securities                                                   -0-               (9,218)
   Deferred tax provision                                                                82,500               31,000
   Decrease (increase) in accrued interest receivable                                   (39,615)              (5,213)
   Increase (decrease) in accrued interest  payable                                      33,751               (2,975)
   Other                                                                                 19,895               97,094
                                                                                   ------------         ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           378,378              317,404
                                                                                   ------------         ------------


INVESTING ACTIVITIES:
   Net increase in loans                                                             (1,205,800)          (9,395,819)
   Proceeds from maturities, calls, and principal pay-downs
      of securities                                                                     319,437            4,825,164
   Proceeds from sales of available-for-sale securities                                     -0-            4,174,844
   Proceeds from sales  of held-to-maturity securities                                      -0-              750,703
   Purchase of available-for-sale securities                                           (500,000)          (2,456,499)
   Purchase of  restricted securities                                                   (10,300)                 -0-
   Capital expenditures                                                                (181,049)             (14,802)
                                                                                   ------------         ------------
          NET CASH USED IN INVESTING ACTIVITIES                                      (1,577,712)          (2,116,409)
                                                                                   ------------         ------------

FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts,
      and savings accounts                                                              748,480             (764,605)
   Net increase (decrease) in certificates of deposit                                 2,898,707           (3,197,455)
   Purchase of federal funds                                                                -0-            1,120,000
                                                                                   ------------         ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         3,647,187           (2,842,060)
                                                                                   ------------         ------------


Net increase (decrease) in cash and cash equivalents                                  2,447,853           (4,641,065)
Cash and cash equivalents at beginning of period                                      2,978,535            6,112,902
                                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  5,426,388         $  1,471,837
                                                                                   ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $    969,052         $    775,270
      Income taxes                                                                 $     40,338         $        -0-


                 See notes to consolidated financial statements.

                            GATEWAY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gateway Bancshares, Inc. (the "Company") is a one-bank holding which engages in providing a full range of banking services through its subsidiary bank in Ringgold, Georgia, Gateway Bank & Trust (the "Bank"). The Bank received preliminary charter approval on December 11, 1995 and a permit to begin business on April 21, 1997. The Bank was granted a charter by the Georgia Department of Banking and Finance, and began full operation on April 21, 1997. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Income Taxes

The Company and the Bank are subject to federal and state income taxes. Income taxes have been accrued during the first three months of 2000 and 1999 at a rate of 34 percent of income before income taxes.

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

At March 31, 2000, the Company had net unrealized losses of $898,752 in available-for-sale securities which are reflected in the presented assets and resulted in an decrease in shareholders' equity of $593,177, net of deferred tax asset. There were no trading securities. The net decrease in shareholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1999 to March 31, 2000 was $23,550.

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

NOTE 7 - RECLASSIFICATIONS

Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2000 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1999.


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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing, and saving habits; (6) the impact of Year 2000 and technological changes; (7) consumer spending, borrowing and saving habits; (8) acquisitions; (9) the ability to increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
(11) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (12) changes in the Company's organization, compensation, and benefit plans; (13) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (14) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which the statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

EARNINGS SUMMARY

The Company's net income for the three months ended March 31, 2000 was $161,687 compared to net income of $60,121 for the same period in 1999. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and investment securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,866,628 for the three months ended March 31, 2000 compared to interest income of $1,412,751 for the same period in 1999. The increase in interest income resulted from the increase in the Company's loan portfolio.

INTEREST EXPENSE

Interest expense on deposits for the three months ended March 31, 2000 was $1,002,803 compared to interest expense of $772,295 for the same period in 1999. The increase in interest expense relates to the increase in the Company's deposit base.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $76,500 for the three months ended March 31, 2000. The allowance for loan losses as a percent of outstanding loans was 1.21 percent and 1.12 percent at March 31, 2000 and at December 31, 1999, respectively.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2000 was $101,850 compared to $124,129 for the same period in 1999. Noninterest income consisted primarily of service charges on customer deposits ($63,938 through March 31, 2000), mortgage lending fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $644,988 for the three months ended March 31, 2000 compared to $578,464 for the same period in 1999. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME TAXES

Income taxes of $82,500 and $31,000 have been provided for net income for the first three months of 2000 and 1999, respectively.


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

Investment securities and federal funds sold increased $2,246,867 or 10.41 percent from December 31, 1999 to March 31, 2000. The increase is due to the sale of federal funds since year end 1999. The investment securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 2000 were $21,122,520 compared to $20,975,653 at December 31, 1999, reflecting an increase of $146,867. Federal funds sold increased from $600,000 at December 31, 1999 to $2,700,000 at March 31, 2000.

LOANS

Loans comprised the single largest category of the Company's earning assets on March 31, 2000. At March 31, 2000, the Company had outstanding loans amounting to $62,992,158 net of its allowance for loan losses, or 67.8 percent of total assets, compared to net loans of $61,862,858, or 69.4 percent of total assets at December 31, 1999. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.


ASSET QUALITY

Asset quality is measured by three key ratios: The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), nonperforming assets to total assets, and nonperforming assets to total loans. At March 31, 2000, the Company had nonperforming assets of $160,931, or .25 percent of all loans and .17 percent of total assets. At December 31, 1999, the Company had nonperforming loans of $322,000, or .51 percent of all loans and .36 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $2,118,428 at March 31, 2000, an increase of $161,860 from December 31, 1999. The increase results primarily from the construction in progress of a branch office, net of the effect of depreciation of $35,345 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest was $820,158 at March 31, 2000, an increase of $39,615 from December 31, 1999. The increase is due to related increases in earning assets since year end 1999.

Other assets consist primarily of accrued interest receivable on earning assets and the deferred tax asset. The deferred tax asset consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 2000, the Company had outstanding deposits of $84,791,534 compared to $81,144,347 at December 31, 1999. Deposits are the Company's primary source of funds to support its earning assets. Non-interest bearing deposits increased from $6,039,739 at December 31, 1999 to $6,411,324 at March 31, 2000. Time
deposits of $100,000 or more increased by $417,572. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Liabilities consists primarily of accrued interest payable and accounts payable. Accrued interest payable increased $33,751 from December 31, 1999 to March 31, 2000. The increase relates to the increase in the Company's deposit base.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $138,137 from December 31, 1999 to March 31, 2000, due primarily to the net income for the first quarter of 2000 totaling $161,687, net of the increase in unrealized losses on securities available-for-sale totaling $23,550, net of deferred tax liability.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Outstanding loans that mature in one year or less, excluding outstanding credit card debts equaled approximately $35 million at March 31, 2000. Investment securities maturing in one year or less equaled approximately $1 million. Other sources of liquidity include short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and non interest-bearing deposit accounts. At the end of first quarter 2000, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $4 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

Capital Resources

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

Note Payable - Federal Home Loan Bank

In an effort to maintain and improve the liquidity position of the Bank, management approved the Bank's membership with the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a funding sources to match longer term loans. In January, 1998, the Company obtained a $1 million loan from the FHLB of Atlanta. At March, 2000, the balance on the note was $1,000,000. Interest on the outstanding amounts under the note is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at Federal Reserve Bank and Federal Home Loan Bank.

Federal Capital Standards

Regulatory capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $6.7 million at March 31, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $7.4 million at March 31, 2000. The percentage ratios as calculated under FDIC guidelines were
8.49 percent and 9.47 percent for Tier I and Total Risk-based capital, respectively, to risk-weighted assets at March 31, 2000. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio that the Bank's shareholders equity minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Bank's shareholders equity minus all intangibles, divided by total assets minus all intangibles. The Bank's leverage ratios as of March 31, 2000 exceeded the regulatory minimum requirements which are generally 3 percent plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

Georgia Department of Banking and Finance Capital Requirement

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance (DBF) imposed its 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities. This heightened requirement will continue through the first three years of the Bank's operation. However, in December 1999, the required ratio was lowered by the DBF to 7.50%. At March 31, 2000, the capital ratio as calculated under the DBF standard was 7.97 percent. The Bank's capital ratio as calculated by the DBF was in compliance as of March 31, 2000. Upon the third anniversary of the Bank's operations on April 21, 2000, the Bank's required capital ratio will reduce to 4.50%.

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

             ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

                  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS - NONE

                           ITEM 5 - OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 5102 Alabama Highway, Ringgold, Georgia 30736 of the contents of such proposal no later than February 1, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion to the matter in the proxy statement.

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
 (a) Exhibits:

            Exhibit Number          Description of Exhibit
            --------------          ----------------------
                  11                Computation of Net Income Per Share

                  27                Financial Data Schedule
                                    (for the SEC use only)

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2000

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