Form 10QSB
period 2000-06-30
GATEWAY BANCSHARES INC /GA/
filed 2000-08-07
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

                            GATEWAY BANCSHARES, INC.

                            June 30, 2000 Form 10-QSB


                                TABLE OF CONTENTS


                                                                                    Page No.
                                                                                    --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets.........................................         3

           Consolidated Statements of Income...................................         4

           Consolidated Statement of Changes in Stockholders' Equity...........         5

           Consolidated Statements of Cash Flows...............................         6

           Notes to Consolidated Financial Statements..........................         7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................         9


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................        15

  Item 2.  Changes in Securities and Use of Proceeds ..........................        15

  Item 3.  Defaults Upon Senior Securities ....................................        15

  Item 4.  Submission of Matters to a Vote of Security Holders.................        15

  Item 5.  Other Information...................................................        15

  Item 6.  Exhibits and Reports on Form 8-K....................................        15




                                    * * * * *

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 2000       December 31,
                                                               (unaudited)            1999
                                                              -------------       ------------
ASSETS
    Cash                                                      $     364,879       $  1,354,182
    Due from banks                                                2,472,715          1,024,353
    Federal funds sold                                                   --            600,000
    Securities available-for-sale                                16,345,295         16,014,879
    Securities held-to-maturity (market value
      of $4,483,000 and $4,470,405, respectively)                 4,726,586          4,729,974
    Federal Home Loan Bank stock, at cost                           241,100            230,800
    Loans                                                        69,266,248         62,564,092
    Allowance for loan losses                                      (834,189)          (701,234)
                                                              -------------       ------------
    Net loans                                                    68,432,059         61,862,858

    Premises and equipment, net                                   2,207,801          1,956,568
    Accrued interest                                                920,202            780,543
    Other assets                                                    686,202            545,417
                                                              -------------       ------------

         Total assets                                         $  96,396,839       $ 89,099,574
                                                              =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Noninterest-bearing                                     $   5,890,653       $  6,039,739
      Interest-bearing                                           79,133,827         75,104,608
                                                              -------------       ------------

         Total deposits                                          85,024,480         81,144,347

    Short-term Federal Home Loan Bank advances                    2,000,000                 --
    Long-term borrowings:
      Federal Home Loan Bank advances                             1,000,000          1,000,000
      Notes payable                                               1,000,000                 --
    Accrued interest                                                425,007            363,948
    Other liabilities                                                43,892             76,389
                                                              -------------       ------------

         Total liabilities                                       89,493,379         82,584,684
                                                              -------------       ------------

STOCKHOLDERS' EQUITY
    Common stock ($5 par value: 10,000,000 shares
      authorized, 679,048 shares issued and outstanding)          3,395,240          3,395,240
    Capital surplus                                               3,357,637          3,357,637
    Retained earnings                                               717,341            331,640
    Accumulated other comprehensive income:
      Unrealized gains (losses) on investment securities
         available-for-sale, net of tax                            (566,758)          (569,627)
                                                              -------------       ------------

         Total stockholders' equity                               6,903,460          6,514,890
                                                              -------------       ------------

         Total liabilities and stockholders' equity           $  96,396,839       $ 89,099,574
                                                              =============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                          -----------------------------      -----------------------------
                                                           June 30,          June 30,         June 30,          June 30,
                                                             2000              1999             2000              1999
                                                          -----------       -----------      -----------       -----------
INTEREST INCOME
    Loans                                                 $ 1,675,741       $ 1,143,224      $ 3,200,166       $ 2,134,969
    Interest on securities:
      Taxable interest                                        324,925           350,324          654,556           759,968
      Nontaxable interest                                       2,674                --            5,338                --
    Interest on federal funds sold                              9,510            14,155           19,341            25,517
    Interest on deposits in other banks                            --               423               --               423
                                                          -----------       -----------      -----------       -----------

         Total interest income                              2,012,850         1,508,126        3,879,401         2,920,877
                                                          -----------       -----------      -----------       -----------

INTEREST EXPENSE
    Interest on deposits                                      987,974           796,129        1,975,201         1,550,825
    Interest on Federal Home Loan Bank advances                34,298            14,261           48,546            28,365
    Interest on federal funds purchased                        19,652             2,687           20,903             6,182
                                                          -----------       -----------      -----------       -----------

         Total interest expense                             1,041,924           813,077        2,044,650         1,585,372
                                                          -----------       -----------      -----------       -----------

NET INTEREST INCOME                                           970,926           695,049        1,834,751         1,335,505
    Provision for loan losses                                 112,000           100,000          188,500           195,000
                                                          -----------       -----------      -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           858,926           595,049        1,646,251         1,140,505
                                                          -----------       -----------      -----------       -----------

NONINTEREST INCOME
    Service charges on deposits                                74,855            48,870          138,793            96,483
    Mortgage loan fees                                         26,121            26,572           52,794            84,602
    Insurance commissions                                       1,156             1,867            1,834             3,158
    Gains (losses) on sale of securities                       (1,250)              215           (1,250)            9,433
    Other income                                               12,939             9,293           23,500            17,270
                                                          -----------       -----------      -----------       -----------

         Total noninterest income                             113,821            86,817          215,671           210,946
                                                          -----------       -----------      -----------       -----------

NONINTEREST EXPENSE
    Salaries and employee benefits                            315,251           257,338          685,868           511,731
    Occupancy expense                                          31,360            23,948           58,948            50,982
    Furniture and equipment expense                            39,452            44,090           76,702            74,176
    Other operating expenses                                  247,170           272,173          456,703           539,124
                                                          -----------       -----------      -----------       -----------

         Total noninterest expense                            633,233           597,549        1,278,221         1,176,013
                                                          -----------       -----------      -----------       -----------

Income before income taxes                                    339,514            84,317          583,701           175,438
Income taxes                                                  115,500            37,000          198,000            68,000
                                                          -----------       -----------      -----------       -----------

         Net income                                       $   224,014       $    47,317      $   385,701       $   107,438
                                                          ===========       ===========      ===========       ===========


EARNINGS PER COMMON SHARE, PRIMARY AND FULLY DILUTED

    Net income per common share                           $      0.33       $      0.07      $      0.57       $      0.16

    Basic weighted average shares outstanding                 679,048           679,048          679,048           679,048

    Diluted earnings per common share                     $      0.33       $      0.07      $      0.57       $      0.16

    Diluted weighted average shares outstanding               680,466           679,212          680,595           679,212


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                         Accumu
                                                                                                                         -lated
                                                                        Total                                             Other
                                                            Compre-     Stock                                Accumu      Compre-
                                                            hensive     holders'     Common                  -lated      hensive
                                                            Income      Equity       Stock       Surplus     Earnings    Income
                                                           --------   ----------   ----------   ----------   --------   ---------
BALANCE, December 31, 1999                                            $6,514,890   $3,395,240   $3,357,637   $331,640   $(569,627)

    Comprehensive income:
      Net income                                           $385,701      385,701           --           --    385,701          --

      Other comprehensive income, net of tax:
         Unrealized holding gains (losses) on securities
           available for sale, net of reclassification
           adjustment                                         2,869        2,869           --           --         --       2,869
                                                           --------   ----------   ----------   ----------   --------   ---------

      Total comprehensive income                           $388,570
                                                           ========

BALANCE, June 30, 2000                                                $6,903,460   $3,395,240   $3,357,637   $717,341   $(566,758)
                                                                      ==========   ==========   ==========   ========   =========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                  -------------------------------
                                                                                    June 30,           June 30,
                                                                                      2000               1999
                                                                                  ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                    $    385,701       $    107,438
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                     188,500            195,000
         Provision for depreciation and amortization                                    71,828             85,215
         Net amortization on securities                                                 17,410             28,025
         Gain on sale of securities                                                      1,250             (9,433)
         Deferred income taxes                                                         198,000             68,000
         Changes in other operating assets and liabilities:
           Accrued interest receivable                                                (139,659)            57,998
           Accrued interest payable                                                     61,059             27,011
           Other assets and liabilities                                               (402,939)          (221,876)
                                                                                  ------------       ------------

              Net cash provided by operating activities                                381,150            337,378
                                                                                  ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Net increase in loans                                                           (6,757,701)       (15,036,878)
    Proceeds from maturities, calls, and principal pay-downs
      of securities                                                                    672,432          5,273,356
    Proceeds from sales of available-for-sale securities                               498,750          4,949,028
    Proceeds from sales of held-to-maturity securities                                      --          2,500,937
    Purchase of available-for-sale securities                                       (1,498,500)        (2,869,356)
    Purchase of Federal Home Loan Stock                                                (10,300)          (112,500)
    Purchase of premises and equipment                                                (306,905)           (37,553)
                                                                                  ------------       ------------

              Net cash used in investing activities                                 (7,402,224)        (5,332,966)
                                                                                  ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Net increase in deposits                                                         3,880,133          1,492,566
    Proceeds from Federal Home Loan Bank advances                                    2,000,000                 --
    Proceeds from notes payable                                                      1,000,000                 --
    Federal funds purchased                                                                 --          1,120,000
    Repayments of federal funds purchased                                                   --         (1,120,000)
                                                                                  ------------       ------------

              Net cash provided by financing activities                              6,880,133          1,492,566
                                                                                  ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (140,941)        (3,503,022)

CASH AND CASH EQUIVALENTS, beginning of period                                       2,978,535          6,112,902
                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                          $  2,837,594       $  2,609,880
                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                    $  1,983,591       $    786,006
      Income taxes                                                                     292,543            108,000
                                                                                  ============       ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia, . The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Net Income Per Common Share

Net income per common share is based on the weighted-average number of shares outstanding for the periods presented.

NOTE 3 - INVESTMENT SECURITIES

The Company has applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). This pronouncement requires that all investments in debt securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity (net of deferred taxes).

At June 30, 2000, the Company had net unrealized losses of $858,724 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $566,758. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1999, to June 30, 2000, was $2,869.

NOTE 4 - BORROWED FUNDS

In January, 1998, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 5.72 percent, and matures on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In May, 2000, the Bank obtained an additional $2 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 6.97 percent, and matures on November 10, 2000. The note is secured by specifically-identified single family first mortgage loans.

In June, 2000, the Company obtained a $1 million loan from Gilmer County Bank. The proceeds of this note were used to inject additional capital in the Bank. This note requires quarterly interest payments at the prime interest rate less one-half percent. Principal is due in full on September 20, 2002. The note is secured by 600,000 shares of Gateway Bank & Trust common stock.

NOTE 5 - STOCK OPTION PLAN

On March 18, 1999, the Company issued a total of 164,350 options to purchase its common shares to its directors and executive officers. Each director received 13,550 shares and the executive officers received varying amounts of shares ranging from 13,550 to 20,350 shares. Each of the stock option agreements contained an option price of $12.00 per share, the market value of the shares at the time of issuance. The options vest on an equal incremental basis over a period of five years.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective for fiscal quarters beginning after June 15, 2000, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Management does not believe that the adoption of SFAS No.133 will have a material impact on the Company's consolidated financial statements.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2000 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company may contain forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing, and saving habits; (6) technological changes; (7) consumer spending, borrowing and saving habits; (8) acquisitions; (9) the ability to increase market share and control expenses; (10) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (11) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (12) changes in the Company's organization, compensation, and benefit plans; (13) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (14) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which the statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

EARNINGS SUMMARY

The Company's net income for the three and six months ended June 30, 2000 was $224,014 and $385,701, respectively, compared to net income of $47,317 and $107,438 for the same periods in 1999. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $2,012,850 and $3,879,401 for the three and six months ended June 30, 2000, respectively, compared to interest income of $1,508,126 and $2,920,877 for the same periods in 1999. The increase in interest income resulted from the increase in the Company's loan and securities portfolios.

INTEREST EXPENSE

Interest expense on deposits for the three and six months ended June 30, 2000, was $1,041,924 and $2,044,650, respectively, compared to interest expense of $813,077 and $1,585,372 for the same periods in 1999. The increase in interest expense relates to the increase in the Company's deposit base and additional advances from the Federal Home Loan Bank of $2,000,000 in May, 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $112,000 and $188,500 for the three and six months ended June 30, 2000. The allowance for loan losses as a percent of outstanding loans was 1.20 percent at June 30, 2000 and 1.12 percent at December 31, 1999, respectively.

NONINTEREST INCOME

Noninterest income for the three and six months ended June 30, 2000, was $113,821 and $215,671, respectively, compared to $86,817 and $210,946 for the same periods in 1999. Noninterest income consisted primarily of service charges on customer deposits ($138,793 through June 30, 2000), mortgage loan fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $633,233 and $1,278,221 for the three and six months ended June 30, 2000, respectively, compared to $597,549 and $1,176,013 for the same periods in 1999. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME TAXES

Income taxes of $115,500 and $198,000 have been provided for the three and six months ended June 30, 2000, respectively, compared to $37,000 and $68,000 for the same periods in 1999. The increase was the result of an increase in taxable income in 2000 as compared to 1999.

FINANCIAL CONDITION

EARNING ASSETS

The Company's earning assets include loans, securities and federal funds sold. The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available-for-sale, management intends to hold such securities for the foreseeable future except to fund increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk.

Securities and federal funds sold decreased $272,972 or 1.27 percent from December 31, 1999, to June 30, 2000. The decrease is due to the growth in loans during 2000, which required the reallocation of funds for those loans. The securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at June 30, 2000, were $21,071,981 compared to $20,744,853 at December 31, 1999, reflecting an increase of $327,128. Federal funds sold decreased from $600,000 at December 31, 1999, to zero at June 30, 2000.

LOANS

Loans represent the single largest category of the Company's earning assets at June 30, 2000. At June 30, 2000, the Company had outstanding loans amounting to $68,432,059 net of its allowance for loan losses, or 71.0 percent of total assets, compared to net loans of $61,862,858, or 69.4 percent of total assets at December 31, 1999. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At June 30, 2000, the Company had nonperforming assets of $286,483, which was 34% of the loan loss allowance of $834,189. Nonperforming assets were .41 percent of all loans and .30 percent of total assets. At December 31, 1999, the Company had nonperforming loans of $322,000, which was 46$ of the loan loss allowance of $701,234. Nonperforming assets were .51 percent of all loans and .36 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $2,207,801 at June 30, 2000, an increase of $251,233 from December 31, 1999. The increase results primarily from the construction in progress of a branch office, net of the effect of depreciation of $71,828 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,707 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $920,202 at June 30, 2000, an increase of $139,659 from December 31, 1999. The increase is directly related to corresponding increases in earning assets during 2000.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 2000, the Company had outstanding deposits of $85,024,480 compared to $81,144,347 at December 31, 1999. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits decreased from $6,039,739 at December 31, 1999, to $5,890,653 at June 30, 2000. Time
deposits of $100,000 or more decreased by $768,748. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable increased $61,059 from December 31, 1999, to June 30, 2000. The increase is directly related to an increase in the Company's deposit base during 2000.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $388,570 from December 31, 1999, to June 30, 2000, due primarily to net income of $385,701 for the six months ended June 30, 2000. The equity adjustment for unrealized losses on securities available-for-sale decreased $2,869 during the six months ended June 30, 2000.

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

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $38.4 million at June 30, 2000. Securities maturing in one year or less totaled approximately $2 million. Federal funds sold are another source of liquidity.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $4 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

FEDERAL HOME LOAN BANK ADVANCES

In an effort to maintain and improve the liquidity position of the Bank, management approved the Bank's membership with the Federal Home Loan Bank of Atlanta (FHLB). As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans.

In January, 1998, the Company obtained a $1 million loan from the FHLB. At June 30, 2000, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In May, 2000, the Company obtained an additional $2 million loan from the FHLB. At June 30, 2000, the balance on the note was $2,000,000. Interest on the loan is payable on a monthly basis at 6.97 percent. Principal is due in full on November 10, 2000. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $8.2 million at June 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $9.0 million at June 30, 2000. The percentage ratios as calculated under FDIC guidelines were 10.09 percent and 11.12 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at June 30, 2000. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ADDITIONAL GEORGIA DEPARTMENT OF BANKING AND FINANCE CAPITAL REQUIREMENT

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed an 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities. The ratio was lowered to 7.50% in December 1999. Effective April 21, 2000, the third anniversary of beginning Bank operations, the ratio was reduced to 4.50%. The Bank's capital ratio was in compliance with this requirement at June 30, 2000.

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material adverse effect upon the operations or financial condition of the Bank.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

On April 20, 2000, the Company held its annual meeting of shareholders at which the following director nominees were elected to a one year term by the votes indicated:

     Directors                                        Votes For               Votes Withheld
-------------------                                   ---------               --------------
Jack J. Babb                                           352,545                    3,150
William H. H. Clark                                    350,545                    5,150
Patricia Y. Cochran                                    352,545                    3,350
Jeanette W. Dupree                                     353,545                    3,150
James A. Gray                                          352,545                    3,150
Harle B. Green                                         352,545                    3,150
Walter Lee Jackson                                     346,545                    9,150
Ernest Kresch                                          352,045                    3,650
Robert G. Peck                                         352,545                    3,150

ITEM 5 - OTHER INFORMATION

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2000, to be included in the 2001 proxy materials. A stockholder must notify the Company before February 1, 2001 of a proposal for the 2001 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2001, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits:

             Exhibit Number                        Description of Exhibit
             --------------            -----------------------------------------------
                  10.1                 Loan and Stock Pledge Agreement by and between
                                       Gateway Bancshares, Inc. and Gilmer County Bank
                                       dated June 20, 2000

                  11                   Computation of Net Income Per Share

                  27                   Financial Data Schedule
                                       (for the SEC use only )

(b) Reports on Form 8-K

A report on Form 8-K was filed on June 22, 2000, (with a Date of Report of June 21, 2000) disclosing under Item 4 the changes in the registrant's certifying accountant.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.





                  /s/ Robert G. Peck                           July 21, 2000
                  -----------------------------                -------------
                  Robert G. Peck,                              Date
                  President and CEO
                  (Principal Executive Officer)



                  /s/ Harle B. Green                           July 21, 2000
                  ------------------------------------         -------------
                  Harle B. Green,                              Date
                  Chairman and Chief Financial Officer
                  (Principal Financial Officer)