Form 10QSB
period 2000-09-30
GATEWAY BANCSHARES INC /GA/
filed 2000-11-13
CIK 1007029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

                            GATEWAY BANCSHARES, INC.

                         September 30, 2000 Form 10-QSB


                                TABLE OF CONTENTS


                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

         Consolidated Balance Sheets ......................................     3

         Consolidated Statements of Income ................................     4

         Consolidated Statement of Changes in Stockholders' Equity ........     5

         Consolidated Statements of Cash Flows ............................     6

         Notes to Consolidated Financial Statements .......................     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................     9


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings ................................................    15

 Item 2. Changes in Securities and Use of Proceeds ........................    15

 Item 3. Defaults Upon Senior Securities ..................................    15

 Item 4. Submission of Matters to a Vote of Security Holders ..............    15

 Item 5. Other Information ................................................    15

 Item 6. Exhibits and Reports on Form 8-K .................................    15


                                   * * * * *

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30, 2000       December 31,
                                                              (unaudited)             1999
                                                          ------------------       ------------
ASSETS
  Cash                                                        $    523,359         $  1,354,182
  Due from banks                                                 1,869,470            1,024,353
  Federal funds sold                                                    --              600,000
  Securities available-for-sale                                 18,180,580           16,014,879
  Securities held-to-maturity (market value
    of $4,553,385 and $4,470,405, respectively)                  4,725,508            4,729,974
  Federal Home Loan Bank stock, at cost                            260,000              230,800
  Loans                                                         69,831,279           62,564,092
  Allowance for loan losses                                       (894,944)            (701,234)
                                                              ------------         ------------
  Net loans                                                     68,936,335           61,862,858

  Premises and equipment, net                                    2,623,320            1,956,568
  Accrued interest                                                 903,255              780,543
  Other assets                                                     525,179              545,417
                                                              ------------         ------------

     Total assets                                             $ 98,547,006         $ 89,099,574
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                       $  6,208,625         $  6,039,739
    Interest-bearing                                            81,471,443           75,104,608
                                                              ------------         ------------

     Total deposits                                             87,680,068           81,144,347

  Long-term borrowings:
    Federal Home Loan Bank advances                              2,000,000            1,000,000
    Notes payable                                                1,000,000                   --
  Accrued interest                                                 477,489              363,948
  Other liabilities                                                114,468               76,389
                                                              ------------         ------------

     Total liabilities                                          91,272,025           82,584,684
                                                              ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock $(5 par value: 10,000,000 shares
    authorized, 679,048 shares issued and outstanding)           3,395,240            3,395,240
  Capital surplus                                                3,357,637            3,357,637
  Retained earnings                                                949,938              331,640
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
     available-for-sale, net of tax                               (427,834)            (569,627)
                                                              ------------         ------------

     Total stockholders' equity                                  7,274,981            6,514,890
                                                              ------------         ------------

     Total liabilities and stockholders' equity               $ 98,547,006         $ 89,099,574
                                                              ============         ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                               Three Months Ended                    Nine Months Ended
                                                          -------------------------------     ---------------------------------
                                                          September 30,     September 30,     September 30,       September 30,
                                                              2000              1999               2000               1999
                                                           ----------        ----------        -----------         ----------
INTEREST INCOME
  Loans                                                    $1,782,594        $1,299,931        $ 4,982,760         $3,434,900
  Interest on securities:
    Taxable interest                                          356,463           346,600          1,011,019          1,106,568
    Nontaxable interest                                         2,666                --              8,004                 --
  Interest on federal funds sold                               11,048             3,196             30,389             28,713
  Interest on deposits in other banks                              --               223                 --                646
                                                           ----------        ----------        -----------         ----------

       Total interest income                                2,152,771         1,649,950          6,032,172          4,570,827
                                                           ----------        ----------        -----------         ----------

INTEREST EXPENSE
  Interest on deposits                                      1,113,841           846,518          3,089,042          2,397,343
  Interest on notes payable                                    26,250                --             26,250                 --
  Interest on Federal Home Loan Bank advances                  57,604            17,654            106,150             46,019
  Interest on federal funds purchased                           3,176            12,915             24,079             19,097
                                                           ----------        ----------        -----------         ----------

       Total interest expense                               1,200,871           877,087          3,245,521          2,462,459
                                                           ----------        ----------        -----------         ----------

NET INTEREST INCOME                                           951,900           772,863          2,786,651          2,108,368
  Provision for loan losses                                    90,000           165,000            278,500            360,000
                                                           ----------        ----------        -----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           861,900           607,863          2,508,151          1,748,368
                                                           ----------        ----------        -----------         ----------

NONINTEREST INCOME
  Service charges on deposits                                  80,688            55,190            219,481            151,673
  Mortgage loan fees                                           32,034            19,685             84,828            104,287
  Insurance commissions                                         3,025             1,684              4,859              4,842
  Gains (losses) on sale of securities                             --                --             (1,250)             9,433
  Other income                                                 11,593            20,591             35,093             37,861
                                                           ----------        ----------        -----------         ----------

       Total noninterest income                               127,340            97,150            343,011            308,096
                                                           ----------        ----------        -----------         ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                              322,997           242,281          1,008,865            754,012
  Occupancy expense                                            34,260            31,380             93,208             82,362
  Furniture and equipment expense                              38,969            38,650            115,671            112,826
  Other operating expenses                                    248,792           104,827            705,495            643,951
                                                           ----------        ----------        -----------         ----------

       Total noninterest expense                              645,018           417,138          1,923,239          1,593,151
                                                           ----------        ----------        -----------         ----------

Income before income taxes                                    344,222           287,875            927,923            463,313
Income taxes                                                  111,625           100,000            309,625            168,000
                                                           ----------        ----------        -----------         ----------

       Net income                                          $  232,597        $  187,875        $   618,298         $  295,313
                                                           ==========        ==========        ===========         ==========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                              $     0.34        $     0.28        $      0.91         $     0.43

  Basic weighted average shares outstanding                   679,048           679,048            679,048            679,048

  Diluted earnings per common share                        $     0.34        $     0.28        $      0.91         $     0.43

  Diluted weighted average shares outstanding                 680,054           679,377            680,054            679,377


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                                                      Accumulated
                                                                Total                                                     Other
                                             Comprehensive   Stockholders'     Common                     Retained    Comprehensive
                                                 Income         Equity         Stock         Surplus      Earnings        Income
                                             --------------  -------------   ----------      ------      ---------    -------------

BALANCE, December 31, 1999                                     $6,514,890    $3,395,240    $3,357,637    $ 331,640     $(569,627)

 Comprehensive income:
  Net income                                   $  618,298         618,298            --            --      618,298            --

  Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on
    securities available for sale, net of
    reclassification adjustment                   141,793         141,793            --            --           --       141,793
                                               ----------      ----------    ----------    ----------    ---------     ---------

  Total comprehensive income                   $  760,091
                                               ==========

BALANCE, September 30, 2000                                    $7,274,981    $3,395,240    $3,357,637    $ 949,938     $(427,834)
                                                               ==========    ==========    ==========    =========     =========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Nine Months Ended
                                                                      -----------------------------------
                                                                      September 30,          September 30,
                                                                          2000                   1999
                                                                      ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income                                                           $    618,298           $    295,313
 Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              278,500                360,000
    Provision for depreciation and amortization                            108,599                129,585
    Net amortization on securities                                          25,052                 38,504
    Gain on sale of securities                                               1,250                 (9,433)
    Deferred income taxes                                                  (62,080)               168,000
    Changes in other operating assets and liabilities:
      Accrued interest receivable                                         (122,712)               (42,028)
      Accrued interest payable                                             113,541                 45,396
      Other assets and liabilities                                         110,567               (425,169)
                                                                      ------------           ------------

       Net cash provided by operating activities                         1,071,015                560,168
                                                                      ------------           ------------

CASH FLOW FROM INVESTING ACTIVITIES
 Net increase in loans                                                  (7,351,977)           (21,399,786)
 Proceeds from maturities, calls, and principal pay-downs
   of securities                                                           859,387              5,661,555
 Proceeds from sales of available-for-sale securities                      592,936              4,949,028
 Proceeds from sales of held-to-maturity securities                             --              2,500,937
 Purchase of available-for-sale securities                              (3,498,067)            (3,369,356)
 Purchase of Federal Home Loan Stock                                       (29,200)              (337,106)
 Purchase of premises and equipment                                       (765,521)              (367,303)
                                                                      ------------           ------------

       Net cash used in investing activities                           (10,192,442)           (12,362,031)
                                                                      ------------           ------------

CASH FLOW FROM FINANCING ACTIVITIES
 Net increase in deposits                                                6,535,721             (3,665,276)
 Proceeds from Federal Home Loan Bank advances                           1,000,000              8,053,237
 Proceeds from notes payable                                             1,000,000              2,300,000
 Federal funds purchased                                                        --             14,440,000
 Repayments of federal funds purchased                                          --            (12,940,000)
                                                                      ------------           ------------

       Net cash provided by financing activities                         8,535,721              8,187,961
                                                                      ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (585,706)            (3,613,902)

CASH AND CASH EQUIVALENTS, beginning of period                           2,978,535              6,112,902
                                                                      ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                              $  2,392,829           $  2,499,000
                                                                      ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                                           $  3,131,980           $  2,424,609
   Income taxes                                                            391,338                166,000
                                                                      ============           ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia. The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

At September 30, 2000, the Company had net unrealized losses of $648,234 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $427,834. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 1999, to September 30, 2000, was $141,793.

NOTE 4 - BORROWED FUNDS

In January 1998, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 5.72 percent, and matures on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In June 2000, the Company obtained a $1 million loan from Gilmer County Bank. The proceeds of this note were used to inject additional capital in the Bank. This note requires quarterly interest payments at the prime interest rate less one-half percent. Principal is due in full on September 20, 2002. The note is secured by 600,000 shares of Gateway Bank & Trust common stock.

In September 2000, the Bank obtained an additional $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 6.09 percent, and matures on September 15, 2010. The note is secured by specifically-identified single family first mortgage loans.

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2000, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 1999.

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

EARNINGS SUMMARY

The Company's net income for the three and nine months ended September 30, 2000, was $232,597 and $618,298, respectively, compared to net income of $187,875 and $295,313 for the same periods in 1999. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $2,152,771 and $6,032,172 for the three and nine months ended September 30, 2000, respectively, compared to interest income of $1,649,950 and $4,570,827 for the same periods in 1999. The increase in interest income resulted from the increase in the Company's loan and securities portfolios.

INTEREST EXPENSE

Interest expense on deposits and other borrowings for the three and nine months ended September 30, 2000, was $1,200,871 and $3,245,521, respectively, compared to interest expense of $877,087 and $2,462,459 for the same periods in 1999. The increase in interest expense relates to the increase in the Company's deposit base, additional advances from the Federal Home Loan Bank, and a $1,000,000 loan by the Company to inject additional capital into its subsidiary bank.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $90,000 and $278,500 for the three and nine months ended September 30, 2000. The allowance for loan losses as a percent of outstanding loans was 1.28 percent at September 30, 2000, and 1.12 percent at December 31, 1999, respectively.

NONINTEREST INCOME

Noninterest income for the three and nine months ended September 30, 2000, was $127,340 and $343,011, respectively, compared to $97,150 and $308,096 for the same periods in 1999. Noninterest income consisted primarily of service charges on customer deposits ($219,481 through September 30, 2000), mortgage loan fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $645,018 and $1,923,239 for the three and nine months ended September 30, 2000, respectively, compared to $417,138 and $1,593,151 for the same periods in 1999. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses necessary for the operation of the Company and are reflective of the growth of the Bank. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME TAXES

Income taxes of $111,625 and $309,625 have been provided for the three and nine months ended September 30, 2000, respectively, compared to $100,000 and $168,000 for the same periods in 1999. The increase was the result of an increase in taxable income in 2000 as compared to 1999.

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

Securities and federal funds sold increased $1,561,235 or 7.31 percent from December 31, 1999, to September 30, 2000. The increase is due to the growth in loans during 2000, which required the reallocation of funds for those loans. The securities portfolio is adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at September 30, 2000, were $22,906,088 compared to $20,744,853 at December 31, 1999, reflecting an increase of $2,161,235. Federal funds sold decreased from $600,000 at December 31, 1999, to zero at September 30, 2000.

LOANS

Loans represent the single largest category of the Company's earning assets at September 30, 2000. At September 30, 2000, the Company had outstanding loans amounting to $68,936,335 net of its allowance for loan losses, or 70.0 percent of total assets, compared to net loans of $61,862,858, or 69.4 percent of total assets at December 31, 1999. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At September 30, 2000, the Company had nonperforming assets of $231,708, which was 26% of the loan loss allowance of $894,944. Nonperforming assets were .33 percent of all loans and .24 percent of total assets. At December 31, 1999, the Company had nonperforming loans of $322,000, which was 46% of the loan loss allowance of $701,234. Nonperforming assets were
 .51 percent of all loans and .36 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $2,623,320 at September 30, 2000, an increase of $666,752 from December 31, 1999. The increase results primarily from the construction in progress of a branch office, net of the effect of depreciation of $108,599 provided for those assets that have been previously placed in service.

The Bank leases the site for the Bank at the rate of $1,857 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $903,255 at September 30, 2000, an increase of $122,712 from December 31, 1999. The increase is directly related to corresponding increases in earning assets during 2000.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At September 30, 2000, the Company had outstanding deposits of $87,680,068 compared to $81,144,347 at December 31, 1999. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $6,039,739 at December 31, 1999, to $6,208,625 at September 30, 2000. Time deposits of $100,000 or more decreased by $417,239. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable increased $113,541 from December 31, 1999, to September 30, 2000. The increase is directly related to an increase in the Company's deposit base during 2000.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $760,091 from December 31, 1999, to September 30, 2000, due primarily to net income of $618,298 for the nine months ended September 30, 2000. The equity adjustment for unrealized losses on securities available-for-sale decreased $141,793 during the nine months ended September 30, 2000.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $38.8 million at September 30, 2000. Securities maturing in one year or less totaled approximately $3 million. Federal funds sold are another source of liquidity.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of $4 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At September 30, 2000, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At September 30, 2000, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $8.4 million at September 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $9.3 million at September 30, 2000. The percentage ratios as calculated under FDIC guidelines were 10.09 percent and 11.12 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at September 30, 2000. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ADDITIONAL GEORGIA DEPARTMENT OF BANKING AND FINANCE CAPITAL REQUIREMENT

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed an 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities. The ratio was lowered to 7.50% in December 1999. Effective April 21, 2000, the third anniversary of beginning Bank operations, the ratio was reduced to 4.50%. The Bank's capital ratio was in compliance with this requirement at September 30, 2000.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2000, to be included in the 2001 proxy materials. A stockholder must notify the Company before February 1, 2001, of a proposal for the 2001 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2001, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

         Exhibit Number    Description of Exhibit
         --------------    ----------------------

             11            Computation of Net Income Per Share

             27            Financial Data Schedule
                           (for the SEC use only )

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.





              /s/ Robert G. Peck                           November 10, 2000
              -----------------------------------          -----------------
              Robert G. Peck,                              Date
              President and CEO
             (Principal Executive Officer)



              /s/ Harle B. Green                           November 10, 2000
              -----------------------------------          -----------------
              Harle B. Green,                              Date
              Chairman and Chief Financial Officer
             (Principal Financial Officer)