Form 10KSB
period 2000-12-31
GATEWAY BANCSHARES INC /GA/
filed 2001-03-27
CIK 1007029

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                    COMMISSION FILE NUMBER          000-24137

                            GATEWAY BANCSHARES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               GEORGIA                                          58-2202210
               -------                                       ----------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

     5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA         30736
     -----------------------------------------------------         -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (706) - 965-5500
                  --------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $5.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,757,164

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,148,576 AS OF FEBRUARY 19, 2001

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 679,048 AS OF MARCH 15, 2001

Transitional  Small  Business  Disclosure  format  (check  one):  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 19, 2001, are incorporated by reference into Part III.

                                             TABLE OF CONTENTS

                                                                                                       PAGE
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
    ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . .    21
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . .    22
    ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    22
    ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.    22
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . .    23
    ITEM 10.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . .    23
    ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . .    23
    ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . . . . .    23

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS


                                   THE COMPANY

     Gateway Bancshares, Inc. (the Company) was incorporated as a Georgia business corporation on October 3, 1995, to serve as a bank holding company for Gateway Bank & Trust (the Bank). The Bank began operations in April 1997 and is the sole subsidiary of the Company.

     The Company's principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank. For example, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital.


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


PHILOSOPHY

     The Bank's philosophy is to emphasize prompt and responsive personal service to residents of, and small- to medium-sized businesses located in Ringgold and Fort Oglethorpe, Georgia, as well as other communities located in Catoosa County. We believe this philosophy helps the Bank to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. We believe that the Bank offers residents in Catoosa and surrounding counties the benefits associated with a locally owned and managed bank. The Bank's active call program allows its officers and directors to promote the Bank by personally describing the products, services and philosophy of the Bank to both existing customers and new business prospects. In addition, both the Chief Executive Officer and Chief Financial Officer of the Bank have substantial banking experience in Catoosa County, which facilitates the Bank's efforts to provide products and services designed to meet the needs of the Bank's customer base. The Bank's directors are active members of the business communities in Ringgold and around Catoosa County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.


MARKET  AREA  AND  COMPETITION

     The Bank's main office is located in Ringgold, Georgia. During 2000 the Bank opened a branch in Fort Oglethorpe, Georgia. The Bank draws a majority of its business from its primary market area, Catoosa County, Georgia. The Bank also focuses its marketing efforts on the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2000, Catoosa County was served by eight commercial banks with a total of 13 offices. The total deposits within Catoosa County for these institutions were $589 million as of June 30, 2000. The information provided by the FDIC indicates that the Bank's deposit market share in Catoosa County was 14.5% as of June 30, 2000. We believe our local ownership and management as well as our focus on personalized service helps us to compete with the other institutions in our market area.

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

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. During fiscal year 2000, average investment securities comprised approximately 22.9% of the Bank's total average assets, with average net loans comprising approximately 70.9% of the Bank's average total assets. The Bank also engages in federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

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


                                    EMPLOYEES

     At December 31, 2000, the Company and its subsidiary employed 34 full-time employees and two part-time employees. The Company considers its relationship with its employees to be excellent.


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

   AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES TAXABLE EQUIVALENT
                              BASIS (IN THOUSANDS)

                                                   Year Ended December 31, 2000      Year Ended December 31,
                                                  ------------------------------  ----------------------------
                                                   Average    Income/    Yield/    Average   Income/   Yield/
                                                   Balance    Expense     Rate     Balance   Expense    Rate
                                                  ---------  ---------  --------  ---------  --------  -------
ASSETS
  Interest-earning  assets:
    Loans, net of unearned income(1)              $ 68,003   $  6,729      9.90%  $ 51,119   $  4,866    9.52%
    Investment securities:
      Taxable                                       21,698      1,398      6.44%    23,373      1,439    6.16%
      Non-taxable(2)                                   225         11      4.89%       148          7    4.73%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total investment securities                 21,923      1,409      6.43%    23,521      1,446    6.15%
    Fed funds sold                                     868         59      6.80%       608         31    5.10%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total interest-earning assets               90,794      8,197      9.03%    75,248      6,343    8.43%
                                                             ---------  --------             --------  -------
  Non interest-earning assets:
    Cash and due from banks                          2,128                           2,070
    Premises and equipment                           2,531                           1,784
    Accrued interest and other assets                1,258                             929
    Allowance for loan losses                         (827)                           (536)
                                                  ---------                       ---------

Total assets                                      $ 95,884                         $79,495
                                                  =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Demand deposits                               $  9,198   $    286      3.11%  $  8,261   $    283    3.43%
    Savings deposits                                15,328        683      4.46%    15,064        685    4.55%
    Time deposits                                   55,133      3,348      6.07%    41,688      2,353    5.64%
                                                  ---------  ---------  --------  ---------  --------  -------
                                                    79,659      4,317      5.42%    65,013      3,321    5.11%
    Other short-term borrowings                      2,506        203      8.10%     1,833        103    5.62%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total interest-bearing liabilities          82,165      4,520      5.50%    66,846      3,424    5.12%
                                                             ---------  --------             --------  -------

  Non interest-bearing liabilities:
    Demand deposits                                  5,960                           5,963
    Accrued interest and other liabilities             547                             494
  Stockholders' equity                               7,212                           6,192
                                                  ---------                       ---------

Total liabilities and stockholders' equity        $ 95,884                        $ 79,495
                                                  =========                       =========

Net interest income/net interest spread                         3,677       3.53%               2,919    3.31%
                                                             ---------  ---------            --------  -------

Taxable equivalent adjustment:
  Loans                                                             -                              -
  Investment securities                                             5                             16
                                                             ---------                       --------
    Total taxable equivalent adjustment                             5                             16
                                                             ---------                       --------
Net interest income/net yield on earning assets              $  3,682       4.05%            $  2,935    3.88%
                                                             =========  =========            ========  =======

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

     The following table sets forth, for the years ended December 31, 2000 and 1999, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                         RATE/ VOLUME VARIANCE ANALYSIS

                                                               Change                      Interest                 Variance (1)
                                            Average Volume    in Volume   Average Rate  Income/Expenses  Variance   Attributed To
                                          ------------------  --------  ---------------  --------------  -------  ----------------
                                                                2000-                                     2000-
                                            2000      1999      1999     2000     1999    2000    1999    1999     Volume    Rate
                                          --------  --------  --------  -------  ------  ------  ------  -------  --------  ------
Interest-earning assets:
   Loans, net of unearned income(1)       $68,003   $51,119   $16,884     9.90%   9.52%  $6,729  $4,866  $1,863   $ 1,662   $ 201
   Investment securities:
    Taxable                                21,698    23,373    (1,675)    6.44%   6.16%   1,398   1,439     (41)     (105)     64
     Non-taxable(2)                           225       148        77     4.89%   4.73%      11       7       4         4       -
                                          --------  --------  --------  -------  ------  ------  ------  -------  --------  ------
       Total investment securities         21,923    23,521    (1,598)    6.43%   6.15%   1,409   1,446     (37)     (101)     64
    Fed funds sold                            868       608       260     6.80%   5.10%      59      31      28        16      12
                                          --------  --------  --------  -------  ------  ------  ------  -------  --------  ------

       Total interest-earning assets      $90,794   $75,248   $15,546     9.03%   8.43%   8,197   6,343   1,854     1,577     277
                                          ========  ========  ========  =======  ======  ------  ------  -------  --------  ------

Interest-earning liabilities:
   Deposits:
    Demand                                $ 9,198   $ 8,261   $   937     3.11%   3.43%     286     283       3        30     (27)
    Savings                                15,328    15,064       264     4.46%   4.55%     683     685      (2)       12     (14)
    Time                                   55,133    41,688    13,445     6.07%   5.64%   3,348   2,353     995       805     190
                                          --------  --------  --------  -------  ------  ------  ------  -------  --------  ------
      Total interest-earning deposits      79,659    65,013    14,646     5.42%   5.11%   4,317   3,321     996       847     149
  Other short-term borrowings               2,506     1,833       673     8.10%   5.62%     203     103     100        46      54
                                          --------  --------  --------  -------  ------  ------  ------  -------  --------  ------

      Total interest-bearing liabilities  $82,165   $66,846   $15,319     5.50%   5.12%   4,520   3,424   1,096       893     203
                                          ========  ========  ========  -------  ------  ------  ------  -------  --------  ------

Net interest income/net interest spread                                   3.53%   3.31%  $3,677  $2,919   $ 758   $   684   $   74
                                                                        =======  ======  ======  ======  =======  ========  ======

 Net yield on earning assets                                              4.05%   3.88%
                                                                        =======  ======

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT  PORTFOLIO

     The carrying amount of investment securities at the end of the year is set forth in the following table.


                              INVESTMENT PORTFOLIO

                                     December 31,
                                  ----------------
                                   2000     1999
                                  -------  -------
                                   (in thousands)

Securities available for sale:
   U.S. Government agencies       $11,254  $ 5,670
   Mortgage-backed securities       8,377    9,865
   Other securities                   839      479
                                  -------  -------
                                  $20,470  $16,014
                                  =======  =======

Securities held to maturity:
   U.S. Government agencies       $ 4,500  $ 4,505
   Municipal securities               225      225
                                  -------  -------
                                  $ 4,725  $ 4,730
                                  =======  =======

     Average taxable securities were 99 percent of the portfolio in 2000 which reflects management's intent to maximize investment yields.


     The maturities and weighted average yields of the investments in the 2000 portfolio of investment securities are presented below.

                                                 Investment Portfolio Maturity Schedule
                                  ------------------------------------------------------------------
                                                               Maturing
                                  ------------------------------------------------------------------
                                                    After One But   After Five But
                                      Within           Within           Within            After
                                     One Year        Five Years        Ten Years        Ten Years
                                  ---------------  ---------------  ---------------  ---------------
                                  Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                                  -------  ------  -------  ------  -------  ------  -------  ------
                                                             (in thousands)
Securities available for sale:
   U.S. Government agencies       $ 4,476   6.45%  $ 3,567   6.05%  $ 3,224   6.20%  $     -   0.00%
   Mortgage-backed securities           -   0.00%        -   0.00%    1,101   5.77%    7,263   6.39%
   Other securities                     -   0.00%        -   0.00%        -   0.00%      839   6.28%
                                  -------  ------  -------  ------  -------  ------  -------  ------
                                  $ 4,476   6.45%  $ 3,567   6.05%  $ 4,325   6.09%  $ 8,102   6.37%
                                  =======  ======  =======  ======  =======  ======  =======  ======

   Total available for sale       $20,470   6.27%
                                  =======  ======

Securities held to maturity:
   U.S. Government agencies       $     -   0.00%  $ 2,501   6.20%  $ 1,999   6.40%  $     -   0.00%
   Municipal securities                 -   0.00%        -   0.00%        -   0.00%      225   4.75%
                                  -------  ------  -------  ------  -------  ------  -------  ------
                                  $     -   0.00%  $ 2,501   6.20%  $ 1,999   6.40%  $   225   4.75%
                                  =======  ======  =======  ======  =======  ======  =======  ======

  Total held to maturity          $ 4,725   6.21%
                                  =======  ======

     There were no securities held by the Company, whose aggregate value on December 31, 2000 exceeded ten percent of the Company's shareholders' equity at that date.


LOAN  PORTFOLIO

     The following table shows the classification of loans by major category at December 31, 2000 and 1999.

                                 TYPES OF LOANS

                                     December 31, 2000   December 31, 1999
                                   -------------------  -------------------
                                             Percent              Percent
                                    Amount   of Total    Amount   of Total
                                   --------  ---------  --------  ---------
                                                (in thousands)
Commercial and industrial         $ 21,142       29.2%  $15,330       24.5%
Real estate-construction             7,310       10.1%    7,222       11.5%
Real estate-other                   34,308       47.4%   31,372       50.1%
Consumer                             9,602       13.3%    8,576       13.7%
Other loans                              1        0.0%       64        0.1%
                                   --------  ---------  --------  ---------
                                    72,363      100.0%   62,564      100.0%
                                             =========            =========
Less: allowance for loan losses       (930)                (701)
                                   --------             --------

Net loans                          $71,433              $61,863
                                   ========             ========

     The Company has no loans to finance leveraged buy-outs. In addition, the Company has avoided exposure to lesser developed country (LDC) debt, having no LDC loans in its portfolio.

     The following table provides maturities of certain loan classifications at December 31, 2000 and 1999 and an analysis of these loans maturing in over one year.


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                         Rate Structure for Loans
                                           Maturity                       Maturing Over One Year
                             -------------------------------------------  ----------------------
                                         Over One
                                            Year                       Predetermined  Floating or
                             One Year     Through    Over Five            Interest    Adjustable
                              or Less   Five Years     Years      Total     Rate         Rate
                             ---------  -----------  ----------  -------  ---------  -----------
                                                        (in thousands)
Commercial and industrial    $  13,838  $     6,627  $      677  $21,142  $   3,703  $     3,601

Real estate-construction         7,237           73           -    7,310         37           36
                             ---------  -----------  ----------  -------  ---------  -----------

                             $  21,075  $     6,700  $      677  $28,452  $   3,740  $     3,637
                             =========  ===========  ==========  =======  =========  ===========

NONPERFORMING  ASSETS

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2000 and 1999.

                                       2000     1999
                                     -------  -------
                                      (in thousands)
Nonaccruing loans                    $    94  $   145
Loans past due 90 days or more           202       39
Restructured loans                         -        -
                                     -------  -------
Total nonperforming loans                296      184
Other real estate                        138      138
                                     -------  -------
Total nonperforming assets           $   434  $   322
                                     =======  =======

Ratios:
Loan loss allowance to
  total nonperforming assets          2.1429   2.1777
                                     =======  =======
Total nonperforming loans to total
  loans (net of unearned interest)    0.0041   0.0029
                                     =======  =======
Total nonperforming assets
  to total assets                     0.0040   0.0036
                                     =======  =======

     The Company stops accruing interest income and recognizes interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

     There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," or Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."


PROVISION  FOR  LOAN  LOSSES,  NET  CHARGE-OFFS  AND  ALLOWANCE  FOR LOAN LOSSES

     The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $930,473 in the allowance for loan losses at December 31, 2000 (1.29% total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

     The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2000 and 1999.


                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                    2000      1999
                                                  --------  --------
                                                    (in thousands)
Allowance for loans losses at beginning of year   $   701   $   366

Total loans charged-off, consumer loans              (127)     (114)
Recoveries on loans previously charged off              1         -
                                                  --------  --------
Net loans charged off                                (126)     (114)
                                                  --------  --------

Provision for loan losses                             355       449
                                                  --------  --------

Allowance for loan losses at end of  period       $   930   $   701
                                                  ========  ========

Loans, net of unearned income, at end of period   $72,363   $62,564
                                                  ========  ========

Average loans, net of unearned income,
  outstanding for the period                      $68,003   $51,119
                                                  ========  ========

Ratios:
  Allowance at end of period to loans, net of
    unearned income                                  1.29%     1.12%
  Allowance at end of period to average loans,
    net of unearned income                           1.37%     1.37%
  Net charge-offs to average loans, net of
    unearned income                                  0.19%     0.22%
  Net charge-offs to allowance at end of period     13.55%    16.26%
  Recoveries to prior year charge-offs               0.88%     0.00%

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

     In evaluating the allowance, management also considers the loan loss experience of Gateway Bancshares, Inc. and subsidiary, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

     Management allocated the reserve for loan losses to specific loan classes as follows:


                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                           Year Ended          Year Ended
                                        December 31, 2000   December 31, 1999
                                       ------------------  ------------------
                                                 Percent            Percent
                                        Amount   of Total   Amount   Of Total
                                       -------  ---------  -------  ---------
                                                   (in thousands)
Domestic loans (1):
  Commercial and industrial            $   540      58.1%  $   373      53.2%
  Real estate-construction and other       158      17.0%      220      31.4%
  Consumer                                 232      24.9%      108      15.4%
                                       -------  ---------  -------  ---------
                                       $   930     100.0%  $   701     100.0%
                                       =======  =========  =======  =========

(1)   The  Company  had  no  foreign  loans.

DEPOSITS

     The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. With the new Fort Oglethorpe branch opened in 2000, the Company's intends to expand its consumer base in order to continue to fund asset growth.

     The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2000 and 1999 are as follows:


                                             2000             1999
                                     ------------------  ----------------
                                           (amounts in thousands)

                                     Average             Average
                                      Amount     Rate     Amount    Rate
                                     --------  --------  -------  -------
Noninterest-bearing demand deposits  $  5,960    0.00%    $5,963    0.00%
                                     --------            -------
Demand                                  9,198     3.11%    8,261    3.43%
Savings                                15,327     4.46%   15,064    4.55%
Time deposits                          55,133     6.07%   41,688    5.64%
                                     --------            -------

   Total interest-bearing deposits     79,658     5.42%   65,013    5.11%
                                     --------            -------

   Total average deposits            $ 85,618     5.04%  $70,976    4.68%
                                     ========            =======

     The two categories of lowest cost deposits comprised the following percentages of total deposits during 2000: average noninterest-bearing demand deposits - 7.0 percent; and average interest-bearing demand deposits - 10.7 percent. Of total time deposits, approximately 39.4 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2000 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                      Time
                                    Deposits
                                 ---------------
                                 (in thousands)

Three months or less            $         6,185
Over three through six months             2,506
Over six through twelve months            9,136
Over twelve months                        3,887
                                ---------------
  Total                         $        21,714
                                ===============

RETURN  ON  EQUITY  AND  ASSETS

     The following table summarizes certain financial ratios for the Company for the years ended December 31, 2000 and 1999.

                                          2000   1999
                                         ------  -----

Return on average assets                 0.87%  0.64%
Return on average equity                11.54%  8.16%
Dividend payout ratio                    0.00%  0.00%
Average equity to average assets ratio   7.52%  7.79%

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

     For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.


Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and


     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:


     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;


     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     SUPPORT OF SUBSIDIARY INSTITUTIONS.Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE  BANK

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. At December 31, 2000, we qualified for the well-capitalized category.

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

     An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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


The deposit operations of the Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and


- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 10.2% and our ratio of Tier 1 Capital to risk-weighted assets was 9.2%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 8.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

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

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2000, the Bank was able to pay approximately $415,755 in dividends to the Company without prior regulatory approval.

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

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     The Company's corporate office and the Bank's main office are located at 5102 Alabama Highway, Ringgold, Georgia. The main office property is leased by the Bank. In November 2000 the Bank opened a branch office located at 769 Battlefield Parkway, Fort Oglethorpe, Georgia. The Fort Oglethorpe property is owned by the Bank.

     On August 9, 1995, the organizers of the Company entered into a Ground Lease (the "Lease Agreement") to lease vacant property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years under specified circumstances. The annual rental for the first three years of the lease term was $20,480. Annual rent for subsequent years will be increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The annual rent for 2000 was $21,958.

     A director of the Company is a co-owner of the main office property. In the opinion of the organizers, the terms of this Lease Agreement are at least as favorable to the Company as terms available from unrelated third parties.

     The main office in Ringgold is a two-story building consisting of 12,000 square feet. The Fort Oglethorpe branch is a one-story building consisting of 4,200 square feet.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II


ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's Annual Report to Shareholders at page 34 and is incorporated herein by reference.

     The Company has not sold any unregistered shares of its Common Stock, $5.00 par value, during 2000 or 1999.

     In 1999 the Company granted options to purchase 171,850 shares of its Common Stock, $5.00 par value, to selected officers and directors of the Company and the Bank as compensation for their services. Each of the options vests in equal 20% annual increments. During 2000 options for 5,000 shares were forfeited, leaving options for 166,850 shares outstanding at December 31, 2000. At December 31, 2000 options for 33,370 shares are exercisable. Each option has a maximum term of ten years. The exercise price of each of the options is $12.00 per share. Since the options were only granted to officers and directors, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 11, and is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 13 through 33, and are incorporated herein by reference.

     Report  of  Independent  Certified  Public  Accountants

     Financial  Statements

          Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

          Consolidated Statements of Income for the years ended December 31, 2000 and 1999

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

          Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The response to this item is included in the Company's Annual Report to Shareholders under the heading "Management's Statement of Responsibility for Financial Information," on page 12, and is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The  responses  to  this Item are included in the Company's Proxy Statement
for  the  Annual  Meeting of Shareholders to be held   April 19, 2001, under the
following  headings,  and  are  incorporated  herein  by  reference.

          Proposal  One:  Election of Directors - Director Nominees," at page 3;

          "Executive  Officers,"  at  page  5;

          "Section  16(a) Beneficial Ownership Reporting Compliance," at page 9.


ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001, under the heading, "Compensation," at pages 5 through 6, and are incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 under the headings, "Security Ownership of Certain Beneficial Owners," at pages 7 through 8, and are incorporated herein by reference.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation," at pages 5 through 6, and are incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits


Exhibit
Number   Exhibit
-------  -------

    3.1  Articles of Incorporation. (1)

    3.2  Bylaws. (1)

    4.1  Instruments Defining the Rights of Security Holders. See
         Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and Manufacturing
         Company, dated as of May 1, 1996. (2)

   10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.4  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   13.1  Gateway Bancshares, Inc. 2000 Annual Report to
         Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

(b)  Reports  on  Form  8-K  filed  in  the  fourth  quarter  of  2000:  None

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

(4) Incorporated herein by reference to exhibit 10.1 in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(5) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GATEWAY  BANCSHARES,  INC.

                                       By:  /s/  Robert  G.  Peck
                                          -------------------------------------
                                           Robert  G.  Peck
                                           President and Chief Executive Officer

                                       Date:  March 15, 2001


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


Signature                                Title                   Date
---------------------------  -----------------------------  --------------

/s/ Jack Joseph Babb         Director                       March 15, 2001
---------------------------
Jack Joseph Babb


/s/ William H.H. Clark       Director                       March 15, 2001
---------------------------
William H.H. Clark


/s/ Patricia Yvonne Cochran  Director                       March 15, 2001
---------------------------
Patricia Yvonne Cochran


/s/ Jeannette Wilson Dupree  Director                       March 15, 2001
---------------------------
Jeannette Wilson Dupree


/s/ Harle B. Green           Director, Chief Financial      March 15, 2001
---------------------------  Officer (Principal Financial
Harle B. Green               And Accounting Officer)


/s/ Ernest Kresch            Director                       March 15, 2001
---------------------------
Ernest Kresch


/s/ Robert G. Peck           Director, President            March 15, 2001
---------------------------  Chief Executive Officer
Robert G. Peck


/s/ Danny Ray Jackson        Director                       March 15, 2001
---------------------------
Danny Ray Jackson


/s/ James Arthell Gray       Director                       March 15, 2001
---------------------------
James Arthell Gray, Sr.

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

    3.2  Bylaws. (1)

    4.1  Instruments Defining the Rights of Security Holders.
         See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and
         Manufacturing Company, dated as of May 1, 1996. (2)

   10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.4  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   13.1 Gateway Bancshares, Inc. 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

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

(4) Incorporated herein by reference to exhibit 10.1 in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(5) Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.