Form 10QSB
period 2001-03-31
GATEWAY BANCSHARES INC /GA/
filed 2001-05-14
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

                               GATEWAY BANCSHARES, INC.

                               March 31, 2001 Form 10-QSB

                                  TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .         3

        Consolidated Statements of Income. . . . . . . . . . . . . . . . . . .         4

        Consolidated Statement of Changes in Stockholders' Equity. . . . . . .         5

        Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .         6

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . .         7

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . .         9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . .        15

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .        15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . .        15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .        15

                                   * * * * *

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                              CONSOLIDATED  BALANCE  SHEETS


                                                          March 31, 2001    December 31,
                                                           (unaudited)          2000
                                                         ----------------  --------------
ASSETS
  Cash                                                   $       621,795   $     964,384
  Due from banks                                               6,134,104       2,134,612
  Federal funds sold                                           1,800,000       4,080,000
  Securities available-for-sale                               20,986,065      20,469,637
  Securities held-to-maturity (market value
    of $2,752,965 and $4,670,338, respectively)                2,725,294       4,724,788
  Federal Home Loan Bank stock, at cost                          260,000         260,000
  Loans                                                       73,390,000      72,363,307
  Allowance for loan losses                                     (929,681)       (930,473)
                                                         ----------------  --------------
  Net loans                                                   72,460,319      71,432,834

  Premises and equipment, net                                  3,122,539       3,126,038
  Accrued interest                                               950,540         944,475
  Other assets                                                   308,011         437,868
                                                         ----------------  --------------

      Total assets                                       $   109,368,667   $ 108,574,636
                                                         ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                  $     8,259,509   $   7,294,943
    Interest-bearing                                          89,359,165      89,682,342
                                                         ----------------  --------------

      Total deposits                                          97,618,674      96,977,285

  Long-term borrowings:
    Federal Home Loan Bank advances                            2,000,000       2,000,000
    Notes payable                                              1,000,000       1,000,000
  Accrued interest                                               483,982         559,284
  Other liabilities                                              136,287         235,755
                                                         ----------------  --------------

      Total liabilities                                      101,238,943     100,772,324
                                                         ----------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares
    authorized, 679,048 shares issued and outstanding)         3,395,240       3,395,240
  Capital surplus                                              3,357,637       3,357,637
  Retained earnings                                            1,326,963       1,163,149
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                              49,884        (113,714)
                                                         ----------------  --------------

      Total stockholders' equity                               8,129,724       7,802,312
                                                         ----------------  --------------

      Total liabilities and stockholders' equity         $   109,368,667   $ 108,574,636
                                                         ================  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                   (unaudited)



                                                      Three Months Ended
                                                     ----------------------
                                                     March 31,   March 31,
                                                        2001        2000
                                                     ----------  ----------
INTEREST INCOME
  Loans                                              $1,765,392  $1,524,425
  Interest on securities:
    Taxable interest                                    358,844     329,631
    Nontaxable interest                                   2,667       2,664
  Interest on federal funds sold                         51,098       9,831
  Interest on deposits in other banks                         -          77
                                                     ----------  ----------

      Total interest income                           2,178,001   1,866,628
                                                     ----------  ----------

INTEREST EXPENSE
  Interest on deposits                                1,245,769     987,304
  Interest on notes payable                              23,500      14,248
  Interest on Federal Home Loan Bank advances            29,121           -
  Interest on federal funds purchased                         -       1,251
                                                     ----------  ----------

      Total interest expense                          1,298,390   1,002,803
                                                     ----------  ----------

NET INTEREST INCOME                                     879,611     863,825
  Provision for loan losses                              25,000      76,500
                                                     ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     854,611     787,325
                                                     ----------  ----------

NONINTEREST INCOME
  Service charges on deposits                            82,211      63,938
  Mortgage loan fees                                     48,051      26,673
  Insurance commissions                                   2,402         678
  Gains (losses) on sale of securities                   10,385           -
  Other income                                           13,923      10,561
                                                     ----------  ----------

      Total noninterest income                          156,972     101,850
                                                     ----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                        394,586     370,617
  Occupancy expense                                      55,778      27,588
  Furniture and equipment expense                        49,618      37,250
  Other operating expenses                              258,876     209,533
                                                     ----------  ----------

      Total noninterest expense                         758,858     644,988
                                                     ----------  ----------

Income before income taxes                              252,725     244,187
Income taxes                                             88,911      82,500
                                                     ----------  ----------

      Net income                                     $  163,814  $  161,687
                                                     ==========  ==========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                        $     0.24  $     0.24

  Basic weighted average shares outstanding             679,048     679,048

  Diluted earnings per common share                  $     0.24  $     0.24

  Diluted weighted average shares outstanding           681,678     680,337

The Notes to Consolidated Financial Statements are an integral part of these statements.

                               GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                     CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                                              (unaudited)

                                                                              Total
                                                             Comprehensive Stockholders' Common                 Retained
                                                                 Income      Equity       Stock     Surplus     Earnings
                                                               ----------  ----------  ----------  ----------  ----------
BALANCE, December 31, 2000                                                 $7,802,312  $3,395,240  $3,357,637  $1,163,149

  Comprehensive income:
    Net income                                                 $  163,814     163,814           -           -    163,814

  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities available
    for sale, net of reclassification adjustment                  163,598     163,598           -           -          -
                                                               ----------  ----------  ----------  ----------  ----------
  Total comprehensive income                                   $  327,412
                                                               ==========
BALANCE, March 31, 2001                                                    $8,129,724  $3,395,240  $3,357,637  $1,326,963
                                                                           ==========  ==========  ==========  ==========

The  Notes  to  Consolidated  Financial Statements are an integral part of these statements.

                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                       (unaudited)

                                                                   Three Months Ended
                                                               --------------------------
                                                                March 31,     March 31,
                                                                   2001          2000
                                                               ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $   163,814   $   161,687
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                     25,000        76,500
      Provision for depreciation and amortization                   51,080        35,345
      Net amortization on securities                                 9,999         8,315
      Gain on sale of securities                                   (10,385)            -
      Deferred income taxes                                         (3,760)       82,500
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                 (6,065)      (39,615)
        Accrued interest payable                                   (75,302)       33,751
        Other assets and liabilities                                34,149        19,895
                                                               ------------  ------------

          Net cash provided by operating activities                188,530       378,378
                                                               ------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                         (1,052,485)   (1,205,800)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                3,420,187       319,437
  Proceeds from sales of available-for-sale securities           4,882,127             -
  Purchase of available-for-sale securities                     (6,655,264)     (500,000)
  Purchase of Federal Home Loan Stock                                    -       (10,300)
  Purchase of premises and equipment                               (47,581)     (181,049)
                                                               ------------  ------------

          Net cash provided by (used in) investing activities      546,984    (1,577,712)
                                                               ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in deposits                                         641,389     3,647,187
  Proceeds from Federal Home Loan Bank advances                          -             -
  Proceeds from notes payable                                            -             -
  Federal funds purchased                                                -             -
  Repayments of federal funds purchased                                  -             -
                                                               ------------  ------------

          Net cash provided by financing activities                641,389     3,647,187
                                                               ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,376,903     2,447,853

CASH AND CASH EQUIVALENTS, beginning of period                   7,178,996     2,978,535
                                                               ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                       $ 8,555,899   $ 5,426,388
                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $ 1,373,692   $   969,052
    Income taxes                                                    24,279        40,338
                                                               ============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2001

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 2000.

NOTE  2  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia. The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Net  Income  Per  Common  Share
-------------------------------

Net income per common share is based on the weighted-average number of shares outstanding for the periods presented.

NOTE  3  -  INVESTMENT  SECURITIES
----------------------------------

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

At March 31, 2001, the Company had net unrealized gains of $75,582 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $49,884. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 2000, to March 31, 2001, was $163,598.

NOTE  4  -  BORROWED  FUNDS
---------------------------

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

NOTE  5  -  STOCK  OPTION  PLAN
-------------------------------

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

NOTE  6  -RECENTLY  ISSUED  ACCOUNTING  STANDARDS
-------------------------------------------------

Effective for fiscal quarters beginning after June 15, 2000, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The adoption of SFAS No.133 is not expected to have an impact on the Company's consolidated financial statements.

NOTE  7  -  RECLASSIFICATIONS
-----------------------------

Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2001, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

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

EARNINGS  SUMMARY

The Company's net income for the three months ended March 31, 2001 and 2000 was $163,814 and $161,687, respectively. The increase in net income resulted primarily from the increased net interest income from growth in the Company's loan and deposit base.


RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $2,178,001 and $1,866,628 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest income resulted from the increase in the Company's loan and securities portfolios.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the three months ended March 31, 2001 and 2000 was $1,298,390 and $1,002,803, respectively. The increase in interest expense relates to the increase in the Company's deposit base, additional advances from the Federal Home Loan Bank, and a $1,000,000 loan by the Company to inject additional capital into its subsidiary bank.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $25,000 for the three months ended March 31, 2001. The allowance for loan losses as a percent of outstanding loans was 1.27 percent at March 31, 2001, and 1.29 percent at December 31, 2000.

NONINTEREST  INCOME

Noninterest income for the three months ended March 31, 2001 and 2000 was $156,972 and $101,850, respectively. Noninterest income consisted primarily of service charges on customer deposits ($82,211 through March 31, 2001), mortgage loan fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST  EXPENSE

Noninterest expense totaled $758,858 and $644,988 for the three months ended March 31, 2001 and 2000, respectively. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses related to the new branch. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $88,911 and $82,500 have been provided for the three months ended March 31, 2001 and 2000, respectively. The increase was the result of an increase in taxable income in 2001 as compared to 2000.

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

Securities and federal funds sold decreased $3,763,066 or 12.74 percent from December 31, 2000, to March 31, 2001. A portion of the decrease was caused by several securities being called in 2001. The securities portfolio is also adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at March 31, 2001 and 2000 were $23,711,359 and $25,194,425, respectively, reflecting a decrease of $1,483,066. Federal funds sold decreased from $4,080,000 at December 31, 2000, to $1,800,000 at March 31, 2001.

LOANS

Loans represent the single largest category of the Company's earning assets at March 31, 2001. At March 31, 2001, the Company had outstanding loans amounting to $72,460,319 net of its allowance for loan losses, or 66.2 percent of total assets, compared to net loans of $71,432,834, or 65.8 percent of total assets at December 31, 2000. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At March 31, 2001, the Company had nonperforming loans of $271,659, which was 29% of the loan loss allowance of $929,681. Nonperforming assets were .55 percent of all loans and .37 percent of total assets. At December 31, 2000, the Company had nonperforming loans of $296,000, which was 31.8% of the loan loss allowance of $930,473. Nonperforming assets were .60 percent of all loans and .40 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $3,122,539 at March 31, 2001, a decrease of $3,499 from December 31, 2000. The decrease results primarily from the depreciation of $51,080 outpacing the additions of new fixed assets.

The Bank leases the site for the its main office at the rate of $1,857 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $950,540 at March 31, 2001, an increase of $6,065 from December 31, 2000. The increase is directly related to corresponding increases in earning assets during 2001.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 2001, the Company had outstanding deposits of $97,618,674 compared to $96,977,285 at December 31, 2000. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,294,943 at December 31, 2000, to $8,259,509 at March 31, 2001. Time
deposits of $100,000 or more decreased by $4,082,869. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $75,302 from December 31, 2000, to March 31, 2001. The decrease is directly related to the Company's lowering of deposit rates in 2001.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $327,412 from December 31, 2000, to March 31, 2001, due in part to net income of $163,814 for the three months ended March 31, 2001. The equity adjustment for unrealized gains on securities available-for-sale increased $163,598 during the three months ended March 31, 2001.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $40.5 million at March 31, 2001. Securities maturing in one year or less totaled approximately $3.6 million. Federal funds sold are another source of liquidity.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $9 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At March 31, 2001, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At March 31, 2001, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $8.9 million at March 31, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $9.8 million at March 31, 2001. The percentage ratios as calculated under FDIC guidelines were 11.0 percent and
12.16 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at March 31, 2001. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ADDITIONAL  GEORGIA  DEPARTMENT  OF BANKING AND FINANCE CAPITAL REQUIREMENT

In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed an 8 percent primary capital ratio as a condition to the approval of the Bank's charter. This requirement, which exceeds the FDIC capital requirements, is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities. The ratio was lowered to 7.50% in December 1999. Effective April 21, 2000, the third anniversary of beginning Bank operations, the ratio was reduced to 4.50%. The Bank's capital ratio was in compliance with this requirement at March 31, 2001.

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

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2001, to be included in the 2002 proxy materials. A stockholder must notify the Company before February 1, 2002, of a proposal for the 2002 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2002, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     Exhibit  Number          Description  of  Exhibit
     ---------------          ------------------------

          11                  Computation  of  Net  Income  Per  Share

(b)  Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY  BANCSHARES,  INC.




               /s/  Robert  G.  Peck                     May  11,  2001
               ----------------------                    --------------
               Robert  G.  Peck,                         Date
               President  and  CEO
               (Principal  Executive  Officer)



               /s/  Harle  B.  Green                     May  11,  2001
               ----------------------                    --------------
               Harle  B.  Green,                         Date
               Chairman and Chief Financial Officer
               (Principal  Financial  Officer)