Form 10QSB
period 2001-06-30
GATEWAY BANCSHARES INC /GA/
filed 2001-08-10
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       [ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

                             GATEWAY BANCSHARES, INC.

                             June 30, 2001 Form 10-QSB


                                 TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .   3

            Consolidated Statements of Income. . . . . . . . . . . . . . . . .   4

            Consolidated Statement of Changes in Stockholders' Equity. . . . .   5

            Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .   6

            Notes to Consolidated Financial Statements . . . . . . . . . . . .   7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations  . . . . . . . . . . . . . . . . . . . . .   9


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  15

  Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  15

  Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  15

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  15

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  15

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  16



                                   * * * * *

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                              CONSOLIDATED  BALANCE  SHEETS


                                                          June 30, 2001    December 31,
                                                           (unaudited)         2000
                                                         ---------------  --------------
ASSETS
  Cash                                                   $      802,453   $     964,384
  Due from banks                                              3,013,380       2,134,612
  Federal funds sold                                                  -       4,080,000
  Securities available-for-sale                              22,289,602      20,469,637
  Securities held-to-maturity (market value
    of $1,750,199 and $4,470,405, respectively)               1,725,251       4,724,788
  Federal Home Loan Bank stock, at cost                         260,000         260,000
  Loans                                                      77,214,876      72,363,307
  Allowance for loan losses                                    (956,795)       (930,473)
                                                         ---------------  --------------
  Net loans                                                  76,258,081      71,432,834

  Premises and equipment, net                                 3,103,872       3,126,038
  Accrued interest                                              883,582         944,475
  Other assets                                                  275,192         437,868
                                                         ---------------  --------------

      Total assets                                       $  108,611,413   $ 108,574,636
                                                         ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                  $    7,371,824   $   7,294,943
    Interest-bearing                                         89,322,583      89,682,342
                                                         ---------------  --------------

      Total deposits                                         96,694,407      96,977,285

  Long-term borrowings:
    Federal Home Loan Bank advances                           2,000,000       2,000,000
    Notes payable                                             1,000,000       1,000,000
  Accrued interest                                              446,954         559,284
  Other liabilities                                             155,463         235,755
                                                         ---------------  --------------

      Total liabilities                                     100,296,824     100,772,324
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares
    authorized, 679,048 shares issued and outstanding)        3,395,240       3,395,240
  Capital surplus                                             3,357,637       3,357,637
  Retained earnings                                           1,503,600       1,163,149
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                             58,112        (113,714)
                                                         ---------------  --------------

      Total stockholders' equity                              8,314,589       7,802,312
                                                         ---------------  --------------

      Total liabilities and stockholders' equity         $  108,611,413   $ 108,574,636
                                                         ===============  ==============

                              GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                  CONSOLIDATED  STATEMENTS  OF  INCOME
                                              (unaudited)



                                                        Three Months Ended         Six Months Ended
                                                      ------------------------  -----------------------
                                                       June 30,     June 30,     June 30,    June 30,
                                                         2001         2000         2001        2000
                                                      -----------  -----------  ----------  -----------
INTEREST INCOME
  Loans                                               $1,757,404   $1,675,741   $3,522,796  $3,200,166
  Interest on securities:
    Taxable interest                                     342,428      324,925      701,272     654,556
    Nontaxable interest                                    2,679        2,674        5,346       5,338
  Interest on federal funds sold                          24,814        9,510       75,912      19,341
                                                      -----------  -----------  ----------  -----------

      Total interest income                            2,127,325    2,012,850    4,305,326   3,879,401
                                                      -----------  -----------  ----------  -----------

INTEREST EXPENSE
  Interest on deposits                                 1,201,309      987,974    2,447,078   1,975,201
  Interest on notes payable                               12,075            -       35,575           -
  Interest on Federal Home Loan Bank advances             29,444       34,298       58,565      48,546
  Interest on federal funds purchased                         88       19,652           88      20,903
                                                      -----------  -----------  ----------  -----------

      Total interest expense                           1,242,916    1,041,924    2,541,306   2,044,650
                                                      -----------  -----------  ----------  -----------

NET INTEREST INCOME                                      884,409      970,926    1,764,020   1,834,751
  Provision for loan losses                               65,000      112,000       90,000     188,500
                                                      -----------  -----------  ----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      819,409      858,926    1,674,020   1,646,251
                                                      -----------  -----------  ----------  -----------

NONINTEREST INCOME
  Service charges on deposits                             99,981       74,855      182,192     138,793
  Mortgage loan fees                                     108,792       26,121      156,843      52,794
  Insurance commissions                                    3,078        1,156        5,480       1,834
  Gains (losses) on sale of securities                      (629)      (1,250)       9,756      (1,250)
  Other income                                            15,318       12,939       29,241      23,500
                                                      -----------  -----------  ----------  -----------

      Total noninterest income                           226,540      113,821      383,512     215,671
                                                      -----------  -----------  ----------  -----------

NONINTEREST EXPENSE
  Salaries and employee benefits                         419,455      315,251      814,041     685,868
  Occupancy expense                                       42,844       31,360       98,622      58,948
  Furniture and equipment expense                         54,065       39,452      103,683      76,702
  Other operating expenses                               249,633      247,170      508,509     456,703
                                                      -----------  -----------  ----------  -----------

      Total noninterest expense                          765,997      633,233    1,524,855   1,278,221
                                                      -----------  -----------  ----------  -----------

Income before income taxes                               279,952      339,514      532,677     583,701
Income taxes                                             103,315      115,500      192,226     198,000
                                                      -----------  -----------  ----------  -----------

      Net income                                      $  176,637   $  224,014   $  340,451  $  385,701
                                                      ===========  ===========  ==========  ===========


EARNINGS PER COMMON SHARE, PRIMARY AND FULLY DILUTED

  Net income per common share                         $     0.26   $     0.33   $     0.50  $     0.57

  Basic weighted average shares outstanding              679,048      679,048      679,048     679,048

  Diluted earnings per common share                   $     0.26   $     0.33   $     0.50  $     0.57

  Diluted weighted average shares outstanding            681,842      680,466      682,006     680,595



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (unaudited)



                                                                                                                   Accumulated
                                                                  Total                                               Other
                                               Comprehensive  Stockholders'    Common                Accumulated  Comprehensive
                                                   Income         Equity       Stock       Surplus     Earnings      Income
                                               -------------  -------------  ----------  ----------  -----------  -------------
BALANCE, December 31, 2000                                    $   7,802,312  $3,395,240  $3,357,637  $ 1,163,149  $   (113,714)

  Comprehensive income:
    Net income                                 $     340,451        340,451           -           -      340,451             -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on
        securities available for sale, net of
          reclassification adjustment                171,826        171,826           -           -            -       171,826
                                               -------------  -------------  ----------  ----------  -----------  -------------

    Total comprehensive income                 $     512,277
                                               =============

BALANCE, June 30, 2001                                        $   8,314,589  $3,395,240  $3,357,637  $ 1,503,600  $     58,112
                                                              =============  ==========  ==========  ===========  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                           (unaudited)

                                                                    Six  Months Ended
                                                               ----------------------------
                                                                  June 30,       June 30,
                                                                    2001           2000
                                                               --------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $     340,451   $   385,701
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                       90,000       188,500
      Provision for depreciation and amortization                    102,843        71,828
      Net amortization on securities                                   7,728        17,410
      (Gain) loss on sale of securities                               (9,756)        1,250
      Deferred income taxes                                           (7,520)      198,000
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                   60,893      (139,659)
        Accrued interest payable                                    (112,330)       61,059
        Other assets and liabilities                                  89,904      (402,939)
                                                               --------------  ------------

          Net cash provided by operating activities                  562,213       381,150
                                                               --------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                           (4,915,247)   (6,757,701)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                  8,077,603       672,432
  Proceeds from sales of available-for-sale securities             4,882,127       498,750
  Purchase of available-for-sale securities                      (11,606,304)   (1,498,500)
  Purchase of Federal Home Loan Stock                                      -       (10,300)
  Purchase of premises and equipment                                 (80,677)     (306,905)
                                                               --------------  ------------

          Net cash used in investing activities                   (3,642,498)   (7,402,224)
                                                               --------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                               (282,878)    3,880,133
  Proceeds from Federal Home Loan Bank advances                            -     2,000,000
  Proceeds from notes payable                                              -     1,000,000
                                                               --------------  ------------

          Net cash provided by (used in) financing activities       (282,878)    6,880,133
                                                               --------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (3,363,163)     (140,941)

CASH AND CASH EQUIVALENTS, beginning of period                     7,178,996     2,978,535
                                                               --------------  ------------

CASH AND CASH EQUIVALENTS, end of period                       $   3,815,833   $ 2,837,594
                                                               ==============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $   2,653,636   $ 1,983,591
    Income taxes                                                     159,619       292,543
                                                               ==============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2001

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 2000.

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

At June 30, 2001, the Company had net unrealized gains of $93,098 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $58,112. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 2000, to June, 2001, was $171,826.

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

NOTE  5  -  STOCK  OPTION  PLAN
-------------------------------

In 1999 the Company issued to its directors and executive officers a total of 164,350 options to purchase its common shares. Each director received 13,550 shares and the executive officers received varying amounts of shares ranging from 13,550 to 20,350 shares. On June 19, 2001, the Company issued to its officers an additional 14,000 options. Each of the stock option agreements contained an option price equal to the market value of the shares at the date the options were granted. The option price for the options granted in 1999 and 2001 were $12.00 per share and $13.00 per share, respectively. The options vest on an equal incremental basis over a period of five years.

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

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2001, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

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

EARNINGS  SUMMARY

The Company's net income for the six months ended June 30, 2001 and 2000 was $340,451 and $385,701, respectively. The decrease in net income resulted primarily from the increase in noninterest expenses due to the new branch.


RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $4,305,326 and $3,879,401 for the six months ended June 30, 2001 and 2000, respectively. The increase in interest income resulted from the increase in the Company's loan portfolio.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the six months ended June 30, 2001 and 2000 was $2,541,306 and $2,044,650, respectively. The increase in interest expense relates to the increase in the Company's deposit base over the past year.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $90,000 for the six months ended June 30, 2001. The allowance for loan losses as a percent of outstanding loans was 1.24 percent at June 30, 2001, and 1.29 percent at December 31, 2000.

NONINTEREST  INCOME

Noninterest income for the six months ended June 30, 2001 and 2000 was $383,512 and $215,671, respectively. Noninterest income consisted primarily of service charges on customer deposits ($182,192 through June 30, 2001), mortgage loan fees, ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST  EXPENSE

Noninterest expense totaled $1,524,855 and $1,278,221 for the six months ended June 30, 2001 and 2000, respectively. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses related to the new branch. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $192,226 and $198,000 have been provided for the six months ended June 30, 2001 and 2000, respectively. The decrease was the result of a decrease in taxable income in 2001 as compared to 2000.

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

Securities and federal funds sold decreased $5,259,572 or 17.97 percent from December 31, 2000, to June 30, 2001. A portion of the decrease was caused by several securities being called in 2001. The securities portfolio is also adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at June 30, 2001 and December 31, 2000 were $24,014,853 and $25,194,425, respectively, reflecting a decrease of $1,179,572. Federal funds sold decreased from $4,080,000 at December 31, 2000, to zero at June 30, 2001.

LOANS

Loans represent the single largest category of the Company's earning assets at June 30, 2001. At June 30, 2001, the Company had outstanding loans amounting to $76,258,081 net of its allowance for loan losses, or 70.2 percent of total assets, compared to net loans of $71,432,834, or 65.8 percent of total assets at December 31, 2000. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At June 30, 2001, the Company had nonperforming loans of $182,056, which was 19% of the loan loss allowance of $956,795. Nonperforming assets were .42 percent of all loans and .30 percent of total assets. At December 31, 2000, the Company had nonperforming loans of $296,000, which was 31.8% of the loan loss allowance of $930,473. Nonperforming assets were .60 percent of all loans and .40 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $3,103,872 at June 30, 2001, a decrease of $22,166 from December 31, 2000. The decrease results primarily from the depreciation of $102,843 outpacing the additions of new fixed assets.

The Bank leases the site for the its main office at the rate of $1,857 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $883,582 at June 30, 2001, a decrease of $60,893 from December 31, 2000. The decrease is due to lower interest rates on earning assets during 2001.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 2001, the Company had outstanding deposits of $96,694,407 compared to $96,977,285 at December 31, 2000. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,294,943 at December 31, 2000, to $7,371,824 at June 30, 2001. Time
deposits of $100,000 or more decreased by $4,143,329. The decrease in deposits is due to the cyclical nature of deposits as interest rates have fluctuated significantly during the six month period ended June 30, 2001.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $112,330 from December 31, 2000, to June 30, 2001. The decrease is directly related to the Company's lowering of interest rates on deposits during 2001.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $512,277 from December 31, 2000, to June 30, 2001, due in part to net income of $340,451 for the six months ended June 30, 2001. The equity adjustment for unrealized gains on securities available-for-sale increased $171,826 during the six months ended June 30, 2001.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $40 million at June 30, 2001. Securities maturing in one year or less totaled approximately $1.6 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $9 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At June 30, 2001, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At June 30, 2001, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $9.1 million at June 30, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $10.0 million at June 30, 2001. The percentage ratios as calculated under FDIC guidelines were 10.69 percent and
11.82 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at June 30, 2001. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

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

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS  -  NONE

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On April 19, 2001, the Company held its annual meeting of shareholders at which the following director nominees were elected to a one year term by the votes indicated:

   Directors          Votes For  Votes Withheld
   ---------          ---------  --------------
Jack J. Babb           464,745      - 0 -
William H. H. Clark    462,745      2,000
Patricia Y. Cochran    464,745      - 0 -
Jeanette W. Dupree     464,745      - 0 -
James A. Gray          464,745      - 0 -
Harle B. Green         464,745      - 0 -
Danny Ray Jackson      463,995        750
Ernest Kresch          464,745      - 0 -
Robert G. Peck         464,745      - 0 -


ITEM  5  -  OTHER  INFORMATION

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

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)  Exhibits:

     Exhibit  Number          Description  of  Exhibit
     ---------------          ------------------------

          11                  Computation of Net Income Per Share

 (b)  Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY  BANCSHARES,  INC.





               /s/  Robert  G.  Peck                       August 7, 2001
               ----------------------                      --------------
               Robert  G.  Peck,                           Date
               President  and  CEO
               (Principal  Executive  Officer)



               /s/  Harle  B.  Green                       August 7, 2001
               ----------------------                      --------------
               Harle  B.  Green,                           Date
               Chairman and Chief Financial Officer
               (Principal  Financial  Officer)