Form 10QSB
period 2001-09-30
GATEWAY BANCSHARES INC /GA/
filed 2001-11-13
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

                            GATEWAY BANCSHARES, INC.

                         September 30, 2001 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Income. . . . . . . . . . . . . . . . .  4

           Consolidated Statement of Changes in Stockholders' Equity. . . . .  5

           Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .  6

           Notes to Consolidated Financial Statements . . . . . . . . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . .  9


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

  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 15

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 15

  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 15

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 15



                                    * * * * *

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS


                                                          September 30,    December 31,
                                                              2001             2000
                                                         ---------------  --------------
                                                           (unaudited)
ASSETS
  Cash                                                   $      613,140   $     964,384
  Due from banks                                              3,754,640       2,134,612
  Federal funds sold                                          2,100,000       4,080,000
  Securities available-for-sale                              23,294,266      20,469,637
  Securities held-to-maturity (market value
    of $0 and $4,470,405, respectively)                               -       4,724,788
  Federal Home Loan Bank stock, at cost                         260,000         260,000
  Loans                                                      78,177,220      72,363,307
  Allowance for loan losses                                    (937,959)       (930,473)
                                                         ---------------  --------------
  Net loans                                                  77,239,261      71,432,834

  Premises and equipment, net                                 3,072,190       3,126,038
  Accrued interest                                              837,921         944,475
  Other assets                                                  217,931         437,868
                                                         ---------------  --------------

      Total assets                                       $  111,389,349   $ 108,574,636
                                                         ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                  $    8,109,916   $   7,294,943
    Interest-bearing                                         91,099,881      89,682,342
                                                         ---------------  --------------

      Total deposits                                         99,209,797      96,977,285

  Long-term borrowings:
    Federal Home Loan Bank advances                           2,000,000       2,000,000
    Notes payable                                             1,000,000       1,000,000
  Accrued interest                                              416,521         559,284
  Other liabilities                                             131,138         235,755
                                                         ---------------  --------------

      Total liabilities                                     102,757,456     100,772,324
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares
    authorized, 679,048 shares issued and outstanding)        3,395,240       3,395,240
  Capital surplus                                             3,357,637       3,357,637
  Retained earnings                                           1,687,200       1,163,149
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                            191,816        (113,714)
                                                         ---------------  --------------

      Total stockholders' equity                              8,631,893       7,802,312
                                                         ---------------  --------------

      Total liabilities and stockholders' equity         $  111,389,349   $ 108,574,636
                                                         ===============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                                     (unaudited)


                                                          Three Months Ended               Nine Months Ended
                                                     ------------------------------  -------------------------------
                                                     September 30,   September 30,   September 30,    September 30,
                                                          2001            2000            2001            2000
                                                     --------------  --------------  --------------  ---------------
INTEREST INCOME
  Loans                                              $    1,743,574  $    1,782,594  $    5,266,370  $    4,982,760
  Interest on securities:
    Taxable interest                                        311,813         356,463       1,013,085       1,011,019
    Nontaxable interest                                       3,018           2,666           8,364           8,004
  Interest on federal funds sold                             31,825          11,048         107,737          30,389
                                                     --------------  --------------  --------------  ---------------

      Total interest income                               2,090,230       2,152,771       6,395,556       6,032,172
                                                     --------------  --------------  --------------  ---------------

INTEREST EXPENSE
  Interest on deposits                                    1,089,972       1,113,841       3,537,050       3,089,042
  Interest on notes payable                                  15,941          26,250          51,516          26,250
  Interest on Federal Home Loan Bank advances                29,767          57,604          88,332         106,150
  Interest on federal funds purchased                           102           3,176             190          24,079
                                                     --------------  --------------  --------------  ---------------

      Total interest expense                              1,135,782       1,200,871       3,677,088       3,245,521
                                                     --------------  --------------  --------------  ---------------

NET INTEREST INCOME                                         954,448         951,900       2,718,468       2,786,651
  Provision for loan losses                                 135,000          90,000         225,000         278,500
                                                     --------------  --------------  --------------  ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         819,448         861,900       2,493,468       2,508,151
                                                     --------------  --------------  --------------  ---------------

NONINTEREST INCOME
  Service charges on deposits                                97,878          80,688         280,070         219,481
  Mortgage loan fees                                         81,896          32,034         238,739          84,828
  Insurance commissions                                       1,721           3,025           7,201           4,859
  Gains (losses) on sale of securities                       22,542               -          32,298          (1,250)
  Other income                                               16,276          11,593          45,517          35,093
                                                     --------------  --------------  --------------  ---------------

      Total noninterest income                              220,313         127,340         603,825         343,011
                                                     --------------  --------------  --------------  ---------------

NONINTEREST EXPENSE
  Salaries and employee benefits                            409,161         322,997       1,223,202       1,008,865
  Occupancy expense                                         202,440          34,260         301,062          93,208
  Furniture and equipment expense                            51,154          38,969         154,837         115,671
  Other operating expenses                                   86,209         248,792         594,718         705,495
                                                     --------------  --------------  --------------  ---------------

      Total noninterest expense                             748,964         645,018       2,273,819       1,923,239
                                                     --------------  --------------  --------------  ---------------

Income before income taxes                                  290,797         344,222         823,474         927,923
Income taxes                                                107,197         111,625         299,423         309,625
                                                     --------------  --------------  --------------  ---------------

      Net income                                     $      183,600  $      232,597  $      524,051  $      618,298
                                                     ==============  ==============  ==============  ===============

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                        $         0.27  $         0.34  $         0.77  $         0.91

  Basic weighted average shares outstanding                 679,048         679,048         679,048         679,048

  Diluted earnings per common share                  $         0.27  $         0.34  $         0.77  $         0.91

  Diluted weighted average shares outstanding               682,171         680,054         682,335         680,054

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                           GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (unaudited)


                                                                                                                       Accumulated
                                                                      Total                                               Other
                                                    Comprehensive Stockholders'  Common                  Accumulated  Comprehensive
                                                        Income       Equity      Stock        Surplus      Earnings       Income
                                                     ------------  ----------  ----------  ------------  -------------  -----------
BALANCE, December 31, 2000                                         $7,802,312  $3,395,240  $  3,357,637  $   1,163,149  $ (113,714)

  Comprehensive income:
    Net income                                       $    524,051     524,051           -             -        524,051           -

    Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
       Securities available for sale, net
        of reclassification adjustment                    305,530     305,530           -             -              -      305,530
                                                     ------------  ----------  ----------  ------------  -------------  -----------

    Total comprehensive income                       $    829,581
                                                     ============

BALANCE, September 30, 2001                                        $8,631,893  $3,395,240  $  3,357,637  $   1,687,200  $   191,816
                                                                   ==========  ==========  ============  =============  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                          (unaudited)

                                                                       Nine  Months Ended
                                                               --------------------------------
                                                                September 30,    September 30,
                                                                    2001             2000
                                                               ---------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $      524,051   $      618,298
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                       225,000          278,500
      Provision for depreciation and amortization                     152,941          108,599
      Net amortization on securities                                   10,508           25,052
      Gain on sale of securities                                       29,251            1,250
      Deferred income taxes                                           (11,280)         (62,080)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                   106,554         (122,712)
        Accrued interest payable                                     (142,763)         113,541
        Other assets and liabilities                                  112,416          110,567
                                                               ---------------  ---------------

          Net cash provided by operating activities                 1,006,678        1,071,015
                                                               ---------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                            (6,031,427)      (7,351,977)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                  14,528,110          859,387
  Proceeds from sales of available-for-sale securities              5,741,158          592,936
  Purchase of available-for-sale securities                       (18,089,154)      (3,498,067)
  Purchase of Federal Home Loan Stock                                       -          (29,200)
  Purchase of premises and equipment                                  (99,093)        (765,521)
                                                               ---------------  ---------------

          Net cash used in investing activities                    (3,950,406)     (10,192,442)
                                                               ---------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in deposits                                          2,232,512        6,535,721
  Proceeds from Federal Home Loan Bank advances                             -        1,000,000
  Proceeds from notes payable                                               -        1,000,000
                                                               ---------------  ---------------

          Net cash provided by financing activities                 2,232,512        8,535,721
                                                               ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (711,216)        (585,706)

CASH AND CASH EQUIVALENTS, beginning of period                      7,178,996        2,978,535
                                                               ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                       $    6,467,780   $    2,392,829
                                                               ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $    3,819,851   $    3,131,980
    Income taxes                                                      260,139          391,338
                                                               ===============  ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

Net Income Per Common Share
---------------------------

Net income per common share is based on the weighted-average number of shares outstanding for the periods presented.

NOTE 3 - INVESTMENT SECURITIES
------------------------------

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

At September 30, 2001, the Company had net unrealized gains of $309,381 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $191,816. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 2000, to September 2001, was $305,530.

NOTE 4 - BORROWED FUNDS
-----------------------

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

NOTE 5 - STOCK OPTION PLAN
--------------------------

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

NOTE 6 -RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------

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

NOTE 7 - RECLASSIFICATIONS
--------------------------

Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2001, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

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

EARNINGS SUMMARY

The Company's net income for the nine months ended September 30, 2001 and 2000 was $524,051 and $618,298, respectively. The decrease in net income resulted primarily from (1) lower net interest margins resulting from fluctuations in interest rates and (2) increases in noninterest expenses due to the new branch.


RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $6,395,556 and $6,032,172 for the nine months ended September 30, 2001 and 2000, respectively. The increase in interest income resulted from the increase in the Company's loan portfolio and an increase in the amount of federal funds sold to other banks.

INTEREST EXPENSE

Interest expense on deposits and other borrowings for the nine months ended September 30, 2001 and 2000 was $3,677,088 and $3,245,521 respectively. The increase in interest expense relates to the increase in the Company's deposit base over the past year.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $225,000 for the nine months ended September 30, 2001. The allowance for loan losses as a percent of outstanding loans was 1.20 percent at September 30, 2001, and 1.29 percent at December 31, 2000.

NONINTEREST  INCOME

Noninterest income for the nine months ended September 30, 2001 and 2000 was $603,825 and $343,011, respectively. Noninterest income consisted primarily of service charges on customer deposits ($280,070 through September 30, 2001), mortgage loan fees ($238,739 through September 30, 2001), ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST EXPENSE

Noninterest expense totaled $2,273,819 and $1,923,239 for the nine months ended September 30, 2001 and 2000, respectively. The increases reflect the hiring of additional staff, and increased occupancy, furniture and fixtures, and other expenses related to the new branch. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME TAXES

Income taxes of $299,423 and $309,625 have been provided for the nine months ended September 30, 2001 and 2000, respectively. The decrease was the result of a decrease in taxable income in 2001 as compared to 2000.

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

Securities and federal funds sold decreased $3,880,159 or 13.25 percent from December 31, 2000, to September 30, 2001. A portion of the decrease was caused by several securities being called in 2001. The securities portfolio is also adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at September 30, 2001 and December 31, 2000 were $23,294,266 and $25,194,425, respectively, reflecting a decrease of $1,900,159. Federal funds sold decreased from $4,080,000 at December 31, 2000, to $2,100,000 at September 30, 2001; a
decrease  of  $1,980,000.

LOANS

Loans represent the single largest category of the Company's earning assets at September 30, 2001. At September 30, 2001, the Company had outstanding loans amounting to $77,239,261 net of its allowance for loan losses, or 69.34 percent of total assets, compared to net loans of $71,432,834, or 65.8 percent of total assets at December 31, 2000. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At September 30, 2001, the Company had nonperforming loans of $113,549, which was 12.1% of the loan loss allowance of $937,959.
Nonperforming assets were .32 percent of all loans and .23 percent of total assets. At December 31, 2000, the Company had nonperforming loans of $296,000, which was 31.8% of the loan loss allowance of $930,473. Nonperforming assets were .60 percent of all loans and .40 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $3,072,190 at September 30, 2001, a decrease of $53,848 from December 31, 2000. The decrease results primarily from the depreciation of $152,941 outpacing the additions of new fixed assets.

The Bank leases the site for its main office at the rate of $1,857 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $837,921 at September 30, 2001, a decrease of $106,554 from December 31, 2000. The decrease is due to lower interest rates on earning assets during 2001.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At September 30, 2001, the Company had outstanding deposits of $99,209,797 compared to $96,977,285 at December 31, 2000. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,294,943 at December 31, 2000, to $8,109,916 at September 30, 2001. Time deposits of $100,000 or more decreased by $4,675,160. The increase in deposits reflects management's philosophy of aggressively seeking new deposits while maximizing the interest income spread on earning assets to interest bearing liabilities.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $142,763 from December 31, 2000, to September 30, 2001. The decrease is directly related to lower interest rates on deposits during 2001.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $829,581 from December 31, 2000, to September 30, 2001, due in part to net income of $524,051 for the nine months ended September 30, 2001. The equity adjustment for unrealized gains on securities available-for-sale increased $305,530 during the nine months ended September 30, 2001.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $41 million at September 30, 2001. Securities maturing in one year or less totaled approximately $1 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $9 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At September 30, 2001, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single-family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At September 30, 2001, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $9.6 million at September 30, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $10.5 million at September 30, 2001. The percentage ratios as calculated under FDIC guidelines were 11.21 percent and 12.31 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at September 30, 2001. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

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

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     Exhibit Number        Description  of  Exhibit
     --------------        ------------------------

          11               Computation of Net Income Per Share

(b)  Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.



               /s/  Robert  G.  Peck                      November  9,  2001
               -------------------------------            ------------------
               Robert G. Peck,                            Date
               President and CEO
               (Principal Executive Officer)


               /s/  Harle  B.  Green                      November  9,  2001
               -------------------------------            ------------------
               Harle B. Green,                            Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)