Form 10KSB
period 2001-12-31
GATEWAY BANCSHARES INC /GA/
filed 2002-03-08
CIK 1007029

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER   000-24137

                            GATEWAY BANCSHARES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     GEORGIA                                                 58-2202210
     -------                                                 ----------
(STATE OR OTHER  JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION  OR ORGANIZATION)                          IDENTIFICATION NO.)


5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA          30736
-----------------------------------------------------          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                (706) - 965-5500
                                ----------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

State issuer's revenues for its most recent fiscal year:  $9,254,690

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,862,854 AS OF FEBRUARY 19, 2002

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 681,758 AS OF MARCH 15, 2002

     Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 18, 2002, are incorporated by reference into Part III.

                                            TABLE OF CONTENTS


                                                                                                     PAGE
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 2.  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . .    22
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . .    23
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    23
    ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.    23
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . .    24
    ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . .    24
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . .    24
    ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . . . . .    25

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


MARKET AREA AND COMPETITION

The Bank's main office is located in Ringgold, Georgia. During 2000 the Bank opened a branch in Fort Oglethorpe, Georgia. The Bank draws a majority of its business from its primary market area, Catoosa County, Georgia. The Bank also focuses its marketing efforts on the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2001, Catoosa County was served by eight commercial banks with a total of 13 offices. The total deposits within Catoosa County for these institutions were $632 million as of June 30, 2001. The information provided by the FDIC indicates that the Bank's deposit market share in Catoosa County was 15.3% as of June 30, 2001. We believe our local ownership and management as well as our focus on personalized service helps us to compete with the other institutions in our market area.


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

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. During fiscal year 2001, average investment securities comprised approximately 22.1% of the Bank's total average assets, with average net loans comprising approximately 69.3% of the Bank's average total assets. The Bank also engages in federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

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


                                    EMPLOYEES

At December 31, 2001, the Company and its subsidiary employed 35 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be excellent.


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

  AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES TAXABLE EQUIVALENT
                              BASIS (IN THOUSANDS)


                                                  Year Ended December 31, 2001  Year Ended December 31, 2000
                                                  ----------------------------  ----------------------------
                                                   Average   Income/   Yield/    Average   Income/   Yield/
                                                   Balance   Expense    Rate     Balance   Expense    Rate
                                                  ---------  --------  -------  ---------  --------  -------
ASSETS
  Interest-earning assets:
    Loans, net of unearned income(1)              $ 76,263   $  6,835    8.96%  $ 68,003   $  6,729    9.90%
    Investment securities:
      Taxable                                       23,875      1,309    5.48%    21,698      1,398    6.44%
      Non-taxable(2)                                   417         18    4.32%       225         11    4.89%
                                                  ---------  --------  -------  ---------  --------  -------
        Total investment securities                 24,292      1,327    5.46%    21,923      1,409    6.43%
    Fed funds sold                                   2,921        125    4.28%       868         59    6.80%
                                                  ---------  --------  -------  ---------  --------  -------
        Total interest-earning assets              103,476      8,287    8.01%    90,794      8,197    9.03%
                                                             --------  -------             --------  -------
  Non interest-earning assets:
    Cash and due from banks                          3,424                         2,128
    Premises and equipment                           3,255                         2,531
    Accrued interest and other assets                1,902                         1,258
    Allowance for loan losses                         (959)                         (827)
                                                  ---------                     ---------

Total assets                                      $111,098                      $ 95,884
                                                  =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Demand deposits                               $ 20,348   $    573    2.82%  $  9,198   $    286    3.11%
    Savings deposits                                15,147        650    4.29%    15,328        683    4.46%
    Time deposits                                   54,794      3,245    5.92%    55,133      3,348    6.07%
                                                  ---------  --------  -------  ---------  --------  -------
                                                    90,289      4,468    4.95%    79,659      4,317    5.42%
    Other short-term borrowings                      3,005        169    5.62%     2,506        203    8.10%
                                                  ---------  --------  -------  ---------  --------  -------
        Total interest-bearing liabilities          93,294      4,637    4.97%    82,165      4,520    5.50%
                                                             --------  -------             --------  -------

  Non interest-bearing liabilities:
    Demand deposits                                  8,117                         5,960
    Accrued interest and other liabilities             590                           547
  Stockholders' equity                               9,097                         7,212
                                                  ---------                     ---------

Total liabilities and stockholders' equity        $111,098                      $ 95,884
                                                  =========                     =========

Net interest income/net interest spread                         3,650    3.04%                3,677    3.53%
                                                             --------  -------             --------  -------

Taxable equivalent adjustment:
  Loans                                                             -                             -
  Investment securities                                             9                             5
                                                             --------                      --------
    Total taxable equivalent adjustment                             9                             5
                                                             --------                      --------
Net interest income/net yield on earning assets              $  3,659    3.54%             $  3,682    4.05%
                                                             ========  =======             ========  =======

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following table sets forth, for the years ended December 31, 2001 and 2000, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                          RATE/ VOLUME VARIANCE ANALYSIS


                                                                 Change                           Interest
                                             Average Volume     in Volume     Average Rate     Income/Expenses      Variance
                                            -----------------  -----------  ---------------  --------------------  -----------
                                              2001     2000     2001-2000     2001    2000     2001       2000      2001-2000
                                            --------  -------  -----------  --------  -----  ---------  ---------  -----------
Interest-earning assets:
   Loans, net of unearned income(1)         $ 76,263  $68,003  $    8,260      8.96%  9.90%  $   6,835  $   6,729  $      106
   Investment securities:
     Taxable                                  23,875   21,698       2,177      5.48%  6.44%      1,309      1,398         (89)
     Non-taxable(2)                              417      225         192      4.32%  4.89%         18         11           7
                                            --------  -------  -----------  --------  -----  ---------  ---------  -----------
       Total investment securities            24,292   21,923       2,369      5.46%  6.43%      1,327      1,409         (82)
     Fed funds sold                            2,921      868       2,053      4.28%  6.80%        125         59          66
                                            --------  -------  -----------  --------  -----  ---------  ---------  -----------

       Total interest-earning assets        $103,476  $90,794  $   12,682      8.01%  9.03%      8,287      8,197          90
                                            ========  =======  ===========  ========  =====  ---------  ---------  -----------

Interest-earning liabilities:
   Deposits:
     Demand                                 $ 20,348  $ 9,198  $   11,150      2.82%  3.11%        573        286         287
     Savings                                  15,147   15,328        (181)     4.29%  4.46%        650        683         (33)
     Time                                     54,794   55,133        (339)     5.92%  6.07%      3,245      3,348        (103)
                                            --------  -------  -----------  --------  -----  ---------  ---------  -----------
       Total interest-earning deposits        90,289   79,659      10,630      4.95%  5.42%      4,468      4,317         151
   Other short-term borrowings                 3,005    2,506         499      5.62%  8.10%        169        203         (34)
                                            --------  -------  -----------  --------  -----  ---------  ---------  -----------

       Total interest-bearing liabilities   $ 93,294  $82,165  $   11,129      4.97%  5.50%      4,637      4,520         117
                                            ========  =======  ===========  --------  -----  ---------  ---------  -----------

Net interest income/net interest spread                                        3.04%  3.53%  $   3,650  $   3,677  $      (27)
                                                                            ========  =====  =========  =========  ===========

Net yield on earning assets                                                    3.54%  4.05%
                                                                            ========  =====

                                                Variance (1)
                                               Attributed To
                                            --------------------
                                               Volume      Rate
                                            ------------  ------
Interest-earning assets:
   Loans, net of unearned income(1)         $       777   $(671)
   Investment securities:
     Taxable                                        132    (221)
     Non-taxable(2)                                   8      (1)
                                            ------------  ------
       Total investment securities                  140    (222)
     Fed funds sold                                  95     (29)
                                            ------------  ------

       Total interest-earning assets              1,012    (922)
                                            ------------  ------

Interest-earning liabilities:
   Deposits:
     Demand                                         316     (29)
     Savings                                         (8)    (25)
     Time                                           (21)    (82)
                                            ------------  ------
       Total interest-earning deposits              287    (136)
   Other short-term borrowings                       35     (69)
                                            ------------  ------

       Total interest-bearing liabilities           322    (205)
                                            ------------  ------

Net interest income/net interest spread     $       690   $(717)
                                            ============  ======

----------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amount of investment securities at the end of the year is set forth in the following table.


                              INVESTMENT PORTFOLIO

                                    December 31,
                                  ----------------
                                   2001     2000
                                  -------  -------
                                   (in thousands)
Securities available for sale:
  U.S. Government agencies        $13,489  $11,254
  Mortgage-backed securities        9,444    8,377
  Municipal securities              1,994        -
  Corporate debt securities         2,064        -
  Other securities                    505      839
                                  -------  -------
                                  $27,496  $20,470
                                  =======  =======

Securities held to maturity:
  U.S. Government agencies        $     -  $ 4,500
  Municipal securities                  -      225
                                  -------  -------
                                  $     -  $ 4,725
                                  =======  =======

Average taxable securities were 98 percent of the portfolio in 2001 which reflects management's intent to maximize investment yields.

The maturities and weighted average yields of the investments in the 2001 portfolio of investment securities are presented below.


                                                           Investment Portfolio Maturity Schedule
                                  -------------------------------------------------------------------------------------
                                                                          Maturing
                                  -------------------------------------------------------------------------------------
                                         Within             After One But         After Five But           After
                                        One Year          Within Five Years      Within Ten Years        Ten Years
                                 ---------------------  ----------------------  -------------------  ------------------
                                   Amount     Yield      Amount       Yield      Amount    Yield       Amount    Yield
                                 ---------  ----------  ---------  -----------  -------  ----------  ----------  ------
                                                                       (in thousands)
 Securities available for sale:
   U.S. Government agencies      $     975       4.28%  $  10,093        4.37%  $ 2,374       4.11%  $        -   0.00%
   Mortgage-backed securities            -       0.00%        484        5.26%    2,613       4.99%       6,395   5.10%
   Municipal securities                  -       0.00%      1,279        2.75%      219       3.10%         495   5.50%
   Corporate debt securities           513       5.35%      1,551        4.83%        -       0.00%           -   0.00%
   Other securities                      -       0.00%          -        0.00%        -       0.00%         505   5.83%
                                 ---------  ----------  ---------  -----------  -------  ----------  ----------  ------
                                 $   1,488       4.65%  $  13,407        4.30%  $ 5,206       4.51%  $    7,395   5.17%
                                 =========  ==========  =========  ===========  =======  ==========  ==========  ======

   Total available for sale      $  27,496       4.59%
                                 =========  ==========

There were no securities held by the Company, whose aggregate value on December 31, 2001 exceeded ten percent of the Company's shareholders' equity at that date.

LOAN PORTFOLIO

The following table shows the classification of loans by major category at December 31, 2001 and 2000.

                                 TYPES OF LOANS

                                          December 31, 2001           December 31, 2000
                                  ------------------------------  -------------------------
                                                      Percent                      Percent
                                      Amount         of Total         Amount      of Total
                                  --------------  --------------  --------------  ---------
                                                          (in thousands)
Commercial and industrial         $      25,517            32.1%  $      21,142       29.2%
Real estate-construction                  6,976             8.8%          7,310       10.1%
Real estate-other                        37,783            47.5%         34,308       47.4%
Consumer                                  9,267            11.6%          9,602       13.3%
Other loans                                  73             0.1%              1        0.0%
                                  --------------  --------------  --------------  ---------
                                         79,616           100.0%         72,363      100.0%
                                                  ==============                  =========
Less: allowance for loan losses            (996)                           (930)
                                  --------------                  --------------

Net loans                         $      78,620                   $      71,433
                                  ==============                  ==============

The Company has no loans to finance leveraged buy-outs. In addition, the Company has avoided exposure to lesser developed country (LDC) debt, having no LDC loans in its portfolio.

The following table provides maturities of certain loan classifications at December 31, 2001 and 2000 and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                 Rate Structure for Loans
                                              Maturity                            Maturing Over One Year
                            -----------------------------------------------  ------------------------------
                                        Over One
                                          Year                                 Predetermined   Floating or
                            One Year     Through       Over Five                 Interest       Adjustable
                             or Less   Five Years        Years        Total        Rate            Rate
                            ---------  -----------  ---------------  -------  ---------------  ------------
                                                            (in thousands)
 Commercial and industrial  $  17,310  $     8,151  $            56  $25,517  $         4,642  $      3,565

 Real estate-construction       6,796          180                -    6,976              102            78
                            ---------  -----------  ---------------  -------  ---------------  ------------

                            $  24,106  $     8,331  $            56  $32,493  $         4,744  $      3,643
                            =========  ===========  ===============  =======  ===============  ============

NONPERFORMING ASSETS

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2001 and 2000.

                                                      2001     2000
                                                     -------  -------
                                                      (in thousands)
Nonaccruing loans                                    $   101  $    94
Loans past due 90 days or more                           151      202
Restructured loans                                         -        -
                                                     -------  -------
Total nonperforming loans                                252      296
Other real estate                                        117      138
                                                     -------  -------
Total nonperforming assets                           $   369  $   434
                                                     =======  =======

Ratios:
Loan loss allowance to
  total nonperforming assets                          2.6992   2.1429
                                                     =======  =======
Total nonperforming loans to total
  loans (net of unearned interest)                    0.0032   0.0041
                                                     =======  =======
Total nonperforming assets
  to total assets                                     0.0029   0.0040
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


PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $996,301 in the allowance for loan losses at December 31, 2001 (1.25% total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2001 and 2000.


                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                                    2001      2000
                                                                  --------  --------
                                                                   (in thousands)
Allowance for loans losses at beginning of year                   $   930   $   701

Total loans charged-off:
   Commercial and industrial                                         (298)        -
   Real estate                                                        (24)        -
   Consumer                                                          (100)     (127)

Recoveries on loans previously charged off                              3         1
                                                                  --------  --------
Net loans charged off                                                (419)     (126)
                                                                  --------  --------

Provision for loan losses                                             485       355
                                                                  --------  --------

Allowance for loan losses at end of  period                       $   996   $   930
                                                                  ========  ========

Loans, net of unearned income, at end of period                   $79,616   $72,363
                                                                  ========  ========

Average loans, net of unearned income,
outstanding for the period                                        $76,263   $68,003
                                                                  ========  ========

Ratios:
   Allowance at end of period to loans, net of
     unearned income                                                 1.25%     1.29%
   Allowance at end of period to average loans,
     net of unearned income                                          1.31%     1.37%
   Net charge-offs to average loans, net of
     unearned income                                                 0.55%     0.19%
   Net charge-offs to allowance at end of period                    42.07%    13.55%
   Recoveries to prior year charge-offs                              2.38%     0.88%

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

Management allocated the reserve for loan losses to specific loan classes as follows:


                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                        Year Ended December 31, 2001     Year Ended December 31, 2000
                                      --------------------------------  --------------------------------
                                                           Percent                           Percent
                                           Amount          of Total          Amount          Of Total
                                      ---------------  ---------------  ---------------  ---------------
                                                            (amounts in thousands)
Domestic loans (1):
  Commercial and industrial           $           609            61.1%  $           540            58.1%
  Real estate-construction and other              154            15.5%              158            17.0%
  Consumer                                        233            23.4%              232            24.9%
                                      ---------------  ---------------  ---------------  ---------------
                                      $           996           100.0%  $           930           100.0%
                                      ===============  ===============  ===============  ===============

(1)   The Company had no foreign loans.


DEPOSITS

The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. The new Fort Oglethorpe branch opened in 2000, and the Company's intends to expand its consumer base in order to continue to fund asset growth.

The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2001 and 2000 are as follows:

                                                                  2001             2000
                                                             ---------------  -------------
                                                                (amounts in thousands)

                                                             Average          Average
                                                             Amount    Rate   Amount    Rate
                                                             --------  -----  --------  -----
Noninterest-bearing demand deposits                          $  8,117  0.00%  $  5,960  0.00%
                                                             --------         --------

Demand                                                         20,348  2.82%     9,198  3.11%
Savings                                                        15,147  4.29%    15,327  4.46%
Time deposits                                                  54,794  5.92%    55,133  6.07%
                                                             --------         --------

    Total interest-bearing deposits                            90,289  4.95%    79,658  5.42%
                                                             --------         --------

    Total average deposits                                   $ 98,406  4.54%  $ 85,618  5.04%
                                                             ========         ========

The two categories of lowest cost deposits comprised the following percentages of total deposits during 2001: average noninterest-bearing demand deposits 8.2 percent; and average interest-bearing demand deposits 20.7 percent. Of total time deposits, approximately 32.7 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2001 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                      Time
                                    Deposits
                                ---------------
                                (in thousands)
Three months or less            $         6,690
Over three through six months             3,030
Over six through twelve months            8,024
Over twelve months                        1,819
                                ---------------
   Total                        $        19,563
                                ===============

RETURN ON EQUITY AND ASSETS

The following table summarizes certain financial ratios for the Company for the years ended December 31, 2001 and 2000.

                                        2001    2000
                                        -----  ------
Return on average assets                0.63%   0.87%
Return on average equity                8.50%  11.54%
Dividend payout ratio                   0.00%   0.00%
Average equity to average assets ratio  7.43%   7.52%

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

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Company or the Bank.

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

     PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 11.7% and our ratio of Tier 1 Capital to risk-weighted assets was 10.5%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 7.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

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

At December 31, 2001, the Bank was able to pay approximately $373,480 in dividends to the Company without prior regulatory approval.

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

ANTI-TERRORISM  LEGISLATION

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.
Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

In 1995 the organizers of the Company leased the property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years under specified circumstances. The annual rent will be increased each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The annual rent for 2001 was $25,005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company's Annual Report to Shareholders at page 35 and is incorporated herein by reference.

The Company has not sold any unregistered shares of its Common Stock, $5.00 par value, during 2001 or 2000.

On June 19, 2001, the Company granted options to purchase 14,000 shares of its Common Stock, $5.00 par value, to selected officers of the Bank as compensation for their services. Each of the options vests in equal 20% annual increments. Each option has a maximum term of ten years. The exercise price of the options granted in 2001 is $13.00 per share. Since the options were only granted to officers, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 11, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 13 through 34, and are incorporated herein by reference.

     Report of Independent Certified Public Accountants

     Financial Statements

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Income for the years ended December 31, 2001 and 2000

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

          Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The response to this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 under the heading "Independent Public Accountants," on page 9, and is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors   Director Nominees," at page 3;

     "Executive Officers," at page 5;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 9.


ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002, under the heading, "Compensation," at pages 5 through 6, and are incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 8, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation," at pages 5 through 6, and are incorporated herein by reference.

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

    4.1  Instruments Defining the Rights of Security Holders. See
         Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and Manufacturing
         Company, dated as of May 1, 1996. (2)

   10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.4  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   13.1  Gateway Bancshares, Inc. 2001 Annual Report to
         Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).


(b)  Reports on Form 8-K filed in the fourth quarter of 2001:   None


----------------

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

                                      Date: March 15, 2002


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

Signature                     Title                              Date
---------                     -----                             ------

/s/ Jack Joseph Babb          Director                      March 15, 2002
---------------------------
Jack Joseph Babb


/s/ William H.H. Clark        Director                      March 15, 2002
---------------------------
William H.H. Clark


/s/ Patricia Yvonne Cochran   Director                      March 15, 2002
---------------------------
Patricia Yvonne Cochran


/s/ Jeannette Wilson Dupree   Director                      March 15, 2002
---------------------------
Jeannette Wilson Dupree


/s/ Harle B. Green            Director, Chief Financial     March 15, 2002
---------------------------   Officer (Principal Financial
Harle B. Green                And Accounting Officer)


/s/ Ernest Kresch             Director                      March 15, 2002
---------------------------
Ernest Kresch


/s/ Robert G. Peck            Director, President           March 15, 2002
---------------------------   Chief Executive Officer
Robert G. Peck


/s/ Danny Ray Jackson         Director                      March 15, 2002
---------------------------
Danny Ray Jackson


/s/ James Arthell Gray        Director                      March 15, 2002
---------------------------
James Arthell Gray, Sr.

                                  EXHIBIT INDEX

Exhibit
Number   Exhibit
-------  --------

    3.1  Articles of Incorporation. (1)

    3.2  Bylaws. (1)

    4.1  Instruments Defining the Rights of Security Holders.
         See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and
         Manufacturing Company, dated as of May 1, 1996. (2)

   10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.4  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   13.1  Gateway Bancshares, Inc. 2001 Annual Report to
         Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to
         Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

----------------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, Registration No. 33-80855, filed December 20, 1995.

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