Form 10QSB
period 2002-03-31
GATEWAY BANCSHARES INC /GA/
filed 2002-05-13
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002


     [ ]  Transition report under Section 13 or 15(d) of the Exchange Act for
          the transition period from        to
                                     ------    ------

                        Commission file number: 000-24137


                            GATEWAY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


             Georgia                                     58-2202210
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class
                 -----

     Common Stock, $5.00 par value                      681,758


Transitional Small Business Disclosure Format:   Yes [   ]     No [ X ]

                            GATEWAY BANCSHARES, INC.

                           March 31, 2002 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets . . . . . . . . . . . . . . . . .    3

           Consolidated Statements of Income . . . . . . . . . . . . . .    4

           Consolidated Statement of Changes in Stockholders' Equity        5

           Consolidated Statements of Cash Flows . . . . . . . . . . . .    6

           Notes to Consolidated Financial Statements. . . . . . . . . .    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . .  . . . . . . . . . . . . . .    9


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    15

  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .    15

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .    15

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .    15

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .    15

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .    15


                                   * * * * *

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                             GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED  BALANCE  SHEETS


                                                                  March 31, 2002    December 31,
                                                                    (unaudited)        2001
                                                                 ----------------  --------------
ASSETS
  Cash                                                           $       598,429   $     759,998
  Due from banks                                                       4,255,187       3,523,270
  Federal funds sold                                                   3,920,000      10,680,000
  Securities available-for-sale                                       26,185,912      27,495,629
  Federal Home Loan Bank stock, at cost                                  260,000         260,000
  Loans                                                               78,348,781      79,616,337
  Allowance for loan losses                                           (1,065,401)       (996,301)
                                                                 ----------------  --------------
  Net loans                                                           77,283,380      78,620,036

  Premises and equipment, net                                          2,993,980       3,029,915
  Accrued interest                                                       767,241         772,557
  Other assets                                                           820,880         359,904
                                                                 ----------------  --------------

      Total assets                                               $   117,085,009   $ 125,501,309
                                                                 ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                          $    11,519,757   $  11,710,006
    Interest-bearing                                                  93,073,282     101,399,383
                                                                 ----------------  --------------

      Total deposits                                                 104,593,039     113,109,389

  Long-term borrowings:
    Federal Home Loan Bank advances                                    2,000,000       2,000,000
    Notes payable                                                      1,000,000       1,000,000
  Accrued interest                                                       299,468         375,336
  Other liabilities                                                      252,024         313,306
                                                                 ----------------  --------------

      Total liabilities                                              108,144,531     116,798,031
                                                                 ----------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares authorized,
    shares issued and outstanding of 681,758 at March 31, 2002
    and 679,048 at December 31, 2001                                   3,408,790       3,395,240
  Additional paid-in capital                                           3,376,607       3,357,637
  Retained earnings                                                    2,173,567       1,864,660
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                     (18,486)         85,741
                                                                 ----------------  --------------

      Total stockholders' equity                                       8,940,478       8,703,278
                                                                 ----------------  --------------

      Total liabilities and stockholders' equity                 $   117,085,009   $ 125,501,309
                                                                 ================  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     March 31,   March 31,
                                                        2002        2001
                                                     ----------  ----------
INTEREST INCOME
  Loans                                              $1,593,268  $1,765,392
  Interest on securities:
    Taxable interest                                    258,513     358,844
    Nontaxable interest                                  17,830       2,667
  Interest on federal funds sold                         12,739      51,098
                                                     ----------  ----------

      Total interest income                           1,882,350   2,178,001
                                                     ----------  ----------

INTEREST EXPENSE
  Interest on deposits                                  728,040   1,245,769
  Interest on notes payable                              12,195      23,500
  Interest on Federal Home Loan Bank advances            29,120      29,121
  Interest on federal funds purchased                     3,015           -
                                                     ----------  ----------

      Total interest expense                            772,370   1,298,390
                                                     ----------  ----------

NET INTEREST INCOME                                   1,109,980     879,611
  Provision for loan losses                              80,000      25,000
                                                     ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   1,029,980     854,611
                                                     ----------  ----------

NONINTEREST INCOME
  Service charges on deposits                           110,225      82,211
  Mortgage loan fees                                     93,219      48,051
  Insurance commissions                                   4,725       2,402
  Gains (losses) on sale of securities                    2,825      10,385
  Other income                                           22,437      13,923
                                                     ----------  ----------

      Total noninterest income                          233,431     156,972
                                                     ----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                        462,344     394,586
  Occupancy expense                                      46,846      55,778
  Furniture and equipment expense                        54,472      49,618
  Other operating expenses                              240,802     258,876
                                                     ----------  ----------

      Total noninterest expense                         804,464     758,858
                                                     ----------  ----------

Income before income taxes                              458,947     252,725
Income taxes                                            150,040      88,911
                                                     ----------  ----------

      Net income                                     $  308,907  $  163,814
                                                     ==========  ==========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                        $     0.45  $     0.24

  Basic weighted average shares outstanding             681,577     679,048

  Diluted earnings per common share                  $     0.45  $     0.24

  Diluted weighted average shares outstanding           688,846     681,678

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                             CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                                                       (unaudited)


                                                                                      Total                    Additional
                                                                  Comprehensive    Stockholders'     Common     Paid-in
                                                                     Income           Equity         Stock      Capital
                                                                 ---------------  ---------------  ----------  ----------
BALANCE, December 31, 2001                                                        $    8,703,278   $3,395,240  $3,357,637

  Exercise of stock options                                                               32,520       13,550      18,970

  Comprehensive income:
    Net income                                                   $      308,907          308,907            -           -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities available
        for sale, net of reclassification adjustment                   (104,227)        (104,227)           -           -
                                                                 ---------------  ---------------  ----------  ----------

    Total comprehensive income                                   $      204,680
                                                                 ===============

BALANCE, March 31, 2002                                                           $    8,940,478   $3,408,790  $3,376,607
                                                                                  ===============  ==========  ==========


                                                                               Accumulated
                                                                                  Other
                                                                  Retained    Comprehensive
                                                                  Earnings       Income
                                                                 ----------  ---------------
BALANCE, December 31, 2001                                       $1,864,660  $       85,741

  Exercise of stock options                                               -               -

  Comprehensive income:
    Net income                                                      308,907               -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities available
        for sale, net of reclassification adjustment                      -        (104,227)
                                                                 ----------  ---------------

    Total comprehensive income


BALANCE, March 31, 2002                                          $2,173,567  $      (18,486)
                                                                 ==========  ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                       (unaudited)

                                                                  Three Months Ended
                                                               --------------------------
                                                                March 31,     March 31,
                                                                   2002          2001
                                                               ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $   308,907   $   163,814
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                     80,000        25,000
      Provision for depreciation and amortization                   53,520        51,080
      Net amortization on securities                                42,425         9,999
      Gain on sale of securities                                    (2,825)      (10,385)
      Deferred income taxes                                          1,886        (3,760)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                  5,316        (6,065)
        Accrued interest payable                                   (75,868)      (75,302)
        Other assets and liabilities                              (460,268)       34,149
                                                               ------------  ------------

          Net cash provided by (used in) operating activities      (46,907)      188,530
                                                               ------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans                               1,256,656    (1,052,485)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                1,295,074     3,420,187
  Proceeds from sales of available-for-sale securities           3,499,000     4,882,127
  Purchase of available-for-sale securities                     (3,692,060)   (6,655,264)
  Purchase of premises and equipment                               (17,585)      (47,581)
                                                               ------------  ------------

          Net cash provided by (used in) investing activities    2,341,085       546,984
                                                               ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in deposits                                      (8,516,350)      641,389
  Exercise of stock options                                         32,520             -
                                                               ------------  ------------

          Net cash provided by financing activities             (8,483,830)      641,389
                                                               ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       (6,189,652)    1,376,903

CASH AND CASH EQUIVALENTS, beginning of period                  14,963,268     7,178,996
                                                               ------------  ------------

CASH AND CASH EQUIVALENTS, end of period                       $ 8,773,616   $ 8,555,899
                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $   848,238   $ 1,373,692
    Income taxes                                                         -        24,279
                                                               ============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2002

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 2001.

NOTE  2  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia. The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

At March 31, 2002, the Company had net unrealized losses of $29,816 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $18,486. There were no trading securities. The net decrease in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 2000, to March 31, 2001, was $104,227.

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


NOTE  5  -  STOCK  OPTION  PLAN
-------------------------------

In 1999 the Company issued a total of 171,850 options to purchase its common shares to its directors and executive officers. Each director received 13,550 shares and the executive officers received varying amounts of shares ranging from 2,500 to 20,350 shares. In 2001 the Company issued to its officers an additional 14,000 options. Each of the stock option agreements contained an option price equal to the market value of the shares at the date the options were granted. The option price for the options granted in 1999 and 2001 were $12.00 per share and $13.00 per share, respectively. The options vest on an equal incremental basis over a period of five years. During the first quarter of 2002, options for 2,710 shares were exercised. As of March 31, 2002, the unexercised options total 167,300 shares.


NOTE  6  -RECENTLY  ISSUED  ACCOUNTING  STANDARDS
-------------------------------------------------

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This statement eliminates the use of the pooling-of-interests method of accounting, and requires future business combinations to be accounting for using the purchase method of accounting. SFAS 141 applies to business combinations after July 1, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill is no longer amortized, but will be subject to an annual assessment for impairment. SFAS 142 is effective January 1, 2002. The adoption of these statements is not expected to have an impact on the Company's consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2002, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

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

EARNINGS  SUMMARY

The Company's net income for the three months ended March 31, 2002 and 2000 was $308,907 and $163,814 respectively. The increase in net income resulted primarily from an increased net interest margin as well as income from growth in the Company's loan and deposit base.


RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,882,350 and $2,178,001 for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest income resulted from the decrease in loan interest rates during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the three months ended March 31, 2002 and 2001 was $772,370 and $1,298,390, respectively. The decrease in interest expense is a result of the decline in interest rates during the past year. Most time deposits were repriced at lower interest rates during the last half of 2001 without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $80,000 for the three months ended March 31, 2002. The allowance for loan losses as a percent of outstanding loans was 1.36 percent at March 31, 2002, and 1.25 percent at December 31, 2001.

NONINTEREST  INCOME

Noninterest income for the three months ended March 31, 2002 and 2001 was $233,431 and $156,972, respectively. Noninterest income consisted primarily of service charges on customer deposits ($110,225 through March 31, 2002), mortgage loan fees ($93,219 through March 31, 2002), ATM and credit card fees, and rental of safe deposit boxes.

NONINTEREST  EXPENSE

Noninterest expense totaled $804,464 and $758,858 for the three months ended March 31, 2002 and 2001, respectively. This increase in expense reflects an increase in the number of employees as well as an overall increase in salary and benefit expenses. Other operating expenses consist primarily of occupancy expense, data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $150,040 and $88,911 have been provided for the three months ended March 31, 2002 and 2001, respectively. The increase was the result of an increase in taxable income in 2002 as compared to 2001.

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

Securities and federal funds sold decreased $8,069,717 or 21.14 percent from December 31, 2001, to March 31, 2002. Federal funds sold decreased from $10,680,000 at December 31, 2001, to $3,920,000 at March 31, 2002. This decline is directly related to the decrease in customer deposits. Management was aware of temporary deposits at December 31, 2001 and had increased the level of federal funds sold in order to manage the liquidity of these deposits. The securities portfolio is also adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits.

LOANS

Loans represent the single largest category of the Company's earning assets at March 31, 2002. At March 31, 2002, the Company had outstanding loans amounting to $77,283,380 net of its allowance for loan losses, or 66.0 percent of total assets, compared to net loans of $78,620,036, or 62.6 percent of total assets at December 31, 2001. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At March 31, 2002, the Company had nonperforming loans of $102,162, which was 9.6% of the loan loss allowance of $1,065,401. Nonperforming assets were .28 percent of all loans and .19 percent of total assets. At December 31, 2001, the Company had nonperforming loans of $252,000, which was 25.3% of the loan loss allowance of $996,301. Nonperforming assets were .46 percent of all loans and .29 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,993,980 at March 31, 2002, a decrease of $35,935 from December 31, 2001. The decrease results primarily from the depreciation of $53,520 outpacing the additions of new fixed assets.

The Bank leases the site for its main office at the rate of $2,077 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $767,241 at March 31, 2002, a decrease of $5,316 from December 31, 2001. The increase is directly related to corresponding decreases in earning assets during 2002.

Other assets consist primarily of prepaid expenses, cash surrender value of bank-owned life insurance and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 2002, the Company had outstanding deposits of $104,593,039 compared to $113,109,389 at December 31, 2001. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits decreased from $11,710,006 at December 31, 2001, to $11,519,757 at March 31, 2002. Time
deposits of $100,000 or more decreased by $1,656,438. The decrease in deposits is primarily due to the withdrawal of a temporary deposit of county tax funds, which was identified as volatile deposits by management at December 31, 2001.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $75,868 from December 31, 2001, to March 31, 2002. The decrease is directly related to the decrease in deposits.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $237,200 from December 31, 2001 to March 31, 2002, due in part to net income of $308,907 for the three months ended March 31, 2002. The equity adjustment for unrealized gains or losses on securities available-for-sale decreased $104,227 during the three months ended March 31, 2002. The value of common stock and additional paid-in capital increased from December 31, 2001 to March 31, 2002 by $32,520 due to the exercise of 2,710 stock options by the estate of a founding director.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $37 million at March 31, 2002. Securities maturing in one year or less totaled approximately $2 million. Federal funds sold are another source of liquidity.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $9 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At March 31, 2002, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At March 31, 2002, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $9.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $9.6 million at March 31, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $10.7 million at March 31, 2002. The percentage ratios as calculated under FDIC guidelines were 10.93 percent and
12.14 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at March 31, 2002. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

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

ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM  5 - OTHER INFORMATION

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2002, to be included in the 2003 proxy materials. A stockholder must notify the Company before February 1, 2003, of a proposal for the 2003 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2003, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

         Exhibit Number          Description of Exhibit
         --------------          ----------------------

              11                 Computation of Net Income Per Share

 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.



               /s/ Robert G. Peck                            May 10, 2002
               -------------------                           ------------
               Robert G. Peck,                               Date
               President and  CEO
               (Principal Executive Officer)



               /s/  Harle  B.  Green                         May  10,  2002
               ----------------------                        --------------
               Harle  B.  Green,                             Date
               Chairman and Chief  Financial Officer
               (Principal Financial Officer)