Form 10QSB
period 2002-06-30
GATEWAY BANCSHARES INC /GA/
filed 2002-08-06
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

                            GATEWAY BANCSHARES, INC.

                            June 30, 2002 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART  I.       FINANCIAL  INFORMATION

  Item  1.     Financial  Statements  (unaudited)

               Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   3

               Consolidated Statements of Income . . . . . . . . . . . . . .   4

               Consolidated Statement of Changes in Stockholders' Equity . .   5

               Consolidated Statements of Cash Flows . . . . . . . . . . . .   6

               Notes to Consolidated Financial Statements. . . . . . . . . .   7

  Item  2.     Management's Discussion and Analysis of Financial Condition and
                 Results  of  Operations . . . . . . . . . . . . . . . . . .   9


PART  II.      OTHER  INFORMATION

  Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .   15

  Item  2.     Changes  in  Securities  and  Use  of  Proceeds. . . . . . .   15

  Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . .   15

  Item  4.     Submission  of Matters to a Vote of Security Holders . . . .   15

  Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . .   15

  Item  6.     Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . .   16




                                   * * * * *

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                          GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                 CONSOLIDATED  BALANCE  SHEETS

                                                                 June 30, 2002    December 31,
                                                                   (unaudited)       2001
                                                                ---------------  --------------
ASSETS
  Cash                                                          $      784,070   $     759,998
  Due from banks                                                     4,635,418       3,523,270
  Federal funds sold                                                 3,525,000      10,680,000
  Securities available-for-sale                                     27,927,788      27,495,629
  Federal Home Loan Bank stock, at cost                                260,000         260,000
  Loans                                                             78,476,653      79,616,337
  Allowance for loan losses                                         (1,091,193)       (996,301)
                                                                ---------------  --------------
  Net loans                                                         77,385,460      78,620,036

  Premises and equipment, net                                        2,964,734       3,029,915
  Accrued interest                                                     675,830         772,557
  Other assets                                                         770,195         359,904
                                                                ---------------  --------------

      Total assets                                              $  118,928,495   $ 125,501,309
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                         $   10,461,984   $  11,710,006
    Interest-bearing                                                95,453,342     101,399,383
                                                                ---------------  --------------

      Total deposits                                               105,915,326     113,109,389

  Long-term borrowings:
    Federal Home Loan Bank advances                                  2,000,000       2,000,000
    Notes payable                                                    1,000,000       1,000,000
  Accrued interest                                                     306,000         375,336
  Other liabilities                                                    207,083         313,306
                                                                ---------------  --------------

      Total liabilities                                            109,428,409     116,798,031
                                                                ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares authorized,
    shares issued and outstanding of 681,758 at June 30, 2002
    and 679,048 at December 31, 2001)                                3,408,790       3,395,240
  Additional paid-in capital                                         3,376,607       3,357,637
  Retained earnings                                                  2,497,846       1,864,660
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                   216,843          85,741
                                                                ---------------  --------------

      Total stockholders' equity                                     9,500,086       8,703,278
                                                                ---------------  --------------

      Total liabilities and stockholders' equity                $  118,928,495   $ 125,501,309
                                                                ===============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                  CONSOLIDATED  STATEMENTS  OF  INCOME
                                              (unaudited)


                                                         Three Months Ended         Six Months Ended
                                                      ------------------------  -----------------------
                                                       June 30,     June 30,     June 30,     June 30,
                                                         2002         2001         2002         2001
                                                      -----------  -----------  -----------  ----------
INTEREST INCOME
  Loans                                               $ 1,573,775  $1,757,404   $ 3,167,043  $3,522,796
  Interest on securities:
    Taxable interest                                      271,467     342,428       529,980     701,272
    Nontaxable interest                                    22,075       2,679        39,905       5,346
  Interest on federal funds sold                           17,399      24,814        30,138      75,912
                                                      -----------  -----------  -----------  ----------

      Total interest income                             1,884,716   2,127,325     3,767,066   4,305,326
                                                      -----------  -----------  -----------  ----------

INTEREST EXPENSE
  Interest on deposits                                    680,226   1,201,309     1,408,266   2,447,078
  Interest on notes payable                                12,195      12,075        24,390      35,575
  Interest on Federal Home Loan Bank advances              29,622      29,444        58,742      58,565
  Interest on federal funds purchased                           -          88         3,015          88
                                                      -----------  -----------  -----------  ----------

      Total interest expense                              722,043   1,242,916     1,494,413   2,541,306
                                                      -----------  -----------  -----------  ----------

NET INTEREST INCOME                                     1,162,673     884,409     2,272,653   1,764,020
  Provision for loan losses                                75,000      65,000       155,000      90,000
                                                      -----------  -----------  -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,087,673     819,409     2,117,653   1,674,020
                                                      -----------  -----------  -----------  ----------

NONINTEREST INCOME
  Service charges on deposits                             156,269      99,981       266,494     182,192
  Mortgage loan fees                                       82,962     108,792       176,181     156,843
  Insurance commissions                                     2,860       3,078         7,585       5,480
  Gains (losses) on sale of securities                      5,788        (629)        8,613       9,756
  Other income                                             30,594      15,318        53,031      29,241
                                                      -----------  -----------  -----------  ----------

      Total noninterest income                            278,473     226,540       511,904     383,512
                                                      -----------  -----------  -----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                          503,663     419,455       966,007     814,041
  Occupancy expense                                        43,512      42,844        90,358      98,622
  Furniture and equipment expense                          45,782      54,065       100,254     103,683
  Other operating expenses                                278,476     249,633       519,278     508,509
                                                      -----------  -----------  -----------  ----------

      Total noninterest expense                           871,433     765,997     1,675,897   1,524,855
                                                      -----------  -----------  -----------  ----------

Income before income taxes                                494,713     279,952       953,660     532,677
Income taxes                                              170,434     103,315       320,474     192,226
                                                      -----------  -----------  -----------  ----------

      Net income                                      $   324,279  $  176,637   $   633,186  $  340,451
                                                      ===========  ===========  ===========  ==========


EARNINGS PER COMMON SHARE, PRIMARY AND FULLY DILUTED

  Net income per common share                         $      0.48  $     0.26   $      0.93  $     0.50

  Basic weighted average shares outstanding               681,758     679,048       681,668     679,048

  Diluted earnings per common share                   $      0.47  $     0.26   $      0.92  $     0.50

  Diluted weighted average shares outstanding             689,886     681,842       689,660     682,006

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (unaudited)


                                                                                     Total
                                                                 Comprehensive   Stockholders'     Common
                                                                     Income          Equity        Stock      Surplus
                                                                 --------------  --------------  ----------  ----------
BALANCE, December 31, 2001                                                       $    8,703,278  $3,395,240  $3,357,637

  Exercise of stock options                                                              32,520      13,550      18,970

  Comprehensive income:
    Net income                                                   $      633,186         633,186           -           -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities available
        for sale, net of reclassification adjustment                    131,102         131,102           -           -
                                                                 --------------  --------------  ----------  ----------

    Total comprehensive income                                   $      764,288
                                                                 ==============

BALANCE, June 30, 2002                                                           $    9,500,086  $3,408,790  $3,376,607
                                                                                 ==============  ==========  ==========

                                                                                Accumulated
                                                                                   Other
                                                                 Accumulated   Comprehensive
                                                                   Earnings        Income
                                                                 ------------  --------------
BALANCE, December 31, 2001                                       $  1,864,660  $       85,741

  Exercise of stock options                                                 -               -

  Comprehensive income:
    Net income                                                        633,186               -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on securities available
        for sale, net of reclassification adjustment                        -         131,102
                                                                 ------------  --------------
    Total comprehensive income


BALANCE, June 30, 2002                                           $  2,497,846  $      216,843
                                                                 ============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                        (unaudited)

                                                                   Six  Months Ended
                                                               ---------------------------
                                                                 June 30,      June 30,
                                                                   2002          2001
                                                               ------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $   633,186   $    340,451
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                    155,000         90,000
      Provision for depreciation and amortization                   98,040        102,843
      Net amortization on securities                                99,054          7,728
      Gain on sale of securities                                    (8,613)        (9,756)
      Deferred income taxes                                          3,773         (7,520)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                 96,727         60,893
        Accrued interest payable                                   (69,336)      (112,330)
        Other assets and liabilities                              (600,640)        89,904
                                                               ------------  -------------

          Net cash provided by operating activities                407,191        562,213
                                                               ------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans                               1,079,576     (4,915,247)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                2,761,365      8,077,603
  Proceeds from sales of available-for-sale securities           5,006,000      4,882,127
  Purchase of available-for-sale securities                     (8,078,510)   (11,606,304)
  Purchase of premises and equipment                               (32,859)       (80,677)
                                                               ------------  -------------

          Net cash provided by (used in) investing activities      735,572     (3,642,498)
                                                               ------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in deposits                                      (7,194,063)      (282,878)
  Exercise of stock options                                         32,520              -
                                                               ------------  -------------

          Net cash used in financing activities                 (7,161,543)      (282,878)
                                                               ------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,018,780)    (3,363,163)

CASH AND CASH EQUIVALENTS, beginning of period                  14,963,268      7,178,996
                                                               ------------  -------------

CASH AND CASH EQUIVALENTS, end of period                       $ 8,944,488   $  3,815,833
                                                               ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $ 1,563,749   $  2,653,636
    Income taxes                                                   274,740        159,619
                                                               ============  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  June 30, 2002

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual financial report filed under cover Form 10-KSB for the year ended December 31, 2001.

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

At June 30, 2002, the Company had net unrealized gains of $349,747 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $216,843. There were no trading securities. The net increase in stockholder's equity as a result of the SFAS No. 115 adjustment from December 31, 2001, to June 30, 2002, was $131,102.

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

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2002, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

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

EARNINGS  SUMMARY

The Company's net income for the six months ended June 30, 2002 and 2001 was $633,186 and $340,451, respectively. The increase in net income resulted primarily from an increased net interest margin.


RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $3,767,066 and $4,305,326 for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest income resulted from the decrease in loan interest rates within the past year. Interest rates on securities have also declined significantly.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the six months ended June 30, 2002 and 2001 was $1,494,413 and $2,541,306, respectively. The decrease in interest expense is a result of the decline in interest rates during the past year. Most time deposits have repriced at lower interest rates during the last half of 2001 and the first six months of 2002 without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $155,000 for the six months ended June 30, 2002. The allowance for loan losses as a percent of outstanding loans was 1.39 percent at June 30, 2002, and 1.25 percent at December 31, 2001.

NONINTEREST  INCOME

Noninterest income for the six months ended June 30, 2002 and 2001 was $511,904 and $383,512, respectively. Noninterest income consisted primarily of service charges on customer deposits ($266,494 through June 30, 2002), mortgage loan fees ($176,181 through June 30, 2002), ATM and credit card fees, and rental of safe deposit boxes. The increase is attributable to an increase in the Bank's fee structure.

NONINTEREST  EXPENSE

Noninterest expense totaled $1,675,897 and $1,524,855 for the six months ended June 30, 2002 and 2001, respectively. The increase in expense reflects an increase in the number of employees as well as an overall increase in salary and benefit expenses. Other operating expenses consist primarily of occupancy expense, depreciation expense, data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $320,474 and $192,226 have been provided for the six months ended June 30, 2002 and 2001, respectively. The increase is directly the result of an increase in taxable income in 2002 as compared to 2001.

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

Securities and federal funds sold decreased $6,722,841 or 17.61 percent from December 31, 2001, to June 30, 2002. The securities portfolio may be adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold decreased from $10,680,000 at December 31, 2001, to $3,525,000 at June 30, 2002.
This decline is directly related to the decrease in customer deposits during the same period. Management was aware of temporary deposits at December 31, 2001 and had increased the level of federal funds sold in order to manage the liquidity of these deposits.

LOANS

Loans represent the single largest category of the Company's earning assets at June 30, 2002. At June 30, 2002, the Company had outstanding loans amounting to $77,385,460 net of its allowance for loan losses, or 65.1 percent of total assets, compared to net loans of $78,620,036 or 62.6 percent of total assets at December 31, 2001. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At June 30, 2002, the Company had nonperforming loans of $66,437, which was 6.1% of the loan loss allowance of $1,091,193. Nonperforming assets were .23 percent of all loans and .15 percent of total assets. At December 31, 2001, the Company had nonperforming loans of $252,000, which was 25.3% of the loan loss allowance of $996,301. Nonperforming assets were .46 percent of all loans and .29 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,964,734 at June 30, 2002, a decrease of $65,181 from December 31, 2001. The decrease results primarily from the depreciation of $98,040 outpacing the addition of new fixed assets.

The Bank leases the site for its main office at the rate of $2,077 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $675,830 at June 30, 2002, a decrease of $96,727 from December 31, 2001. The decrease is due to lower interest rates on earning assets during 2002.

Other assets consist primarily of prepaid expenses, cash surrender value of bank-owned life insurance and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 2002, the Company had outstanding deposits of $105,915,326 compared to $113,109,389 at December 31, 2001. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits decreased from $11,710,006 at December 31, 2001, to $10,461,984 at June 30, 2002. Time
deposits of $100,000 or more decreased by $895,240. The decrease in deposits is primarily due to the withdrawal of a temporary deposit of county tax funds, which was identified as volatile deposits by management at December 31, 2001.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $69,336 from December 31, 2001, to June 30, 2002. The decrease is directly related to the decrease in deposits and lower interest rates during 2002.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $796,808 from December 31, 2001 to June 30, 2002, due in part to net income of $633,186 for the six months ended June 30, 2002. The equity adjustment for unrealized gains or losses on securities available-for-sale increased $131,102 during the six months ended June 30, 2002. The value of common stock and additional paid-in capital increased from December 31, 2001 to June 30, 2002 by $32,520 due to the exercise of 2,710 stock options by the estate of a founding director.


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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $35.5 million at June 30, 2002. Securities maturing in one year or less totaled approximately $2.8 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $14.65 million. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

In January 1998, the Company obtained a $1 million loan from the FHLB. At June 30, 2002, the balance of the loan was $1,000,000. Interest on the loan is payable on a monthly basis at 5.72 percent. Principal is due in full on January 13, 2003. The note is secured by specifically identified single family first mortgage loans.

In September 2000, the Company obtained an additional $1 million loan from the FHLB. At June 30, 2002, the balance on the note was $1,000,000. Interest on the loan is payable on a monthly basis at 6.09 percent. Principal is due in full on September 15, 2010. Additional lines of credit totaling $8.9 million are available to the Company from secured loans at the Federal Reserve Bank and the FHLB.

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $10 million at June 30, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $11.1 million at June 30, 2002. The percentage ratios as calculated under FDIC guidelines were 11.15 percent and
12.37 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at June 30, 2002. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

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

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS  -  NONE

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On April 18, 2002, the Company held its annual meeting of shareholders at which the following director nominees were elected to a one-year term by the votes indicated:

     Directors                    Votes  For     Votes  Withheld
     ---------                    ----------     ---------------

Jack  J.  Babb                      421,397          -  0  -
William  H.  H.  Clark              421,397          -  0  -
Patricia  Y.  Cochran               421,197            200
Jeanette  W.  Dupree                421,397          -  0  -
James  Arthell  Gray,  Sr.          421,397          -  0  -
Harle  B.  Green                    421,397          -  0  -
Danny  Ray  Jackson                 421,397          -  0  -
Ernest  Kresch                      421,397          -  0  -
Robert  G.  Peck                    421,397          -  0  -

ITEM  5  -  OTHER  INFORMATION

Stockholder proposals to be submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2002, to be included in the 2003 proxy materials. A stockholder must notify the Company before February 1, 2003, of a proposal for the 2003 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2003, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  (a)  Exhibits:

           Exhibit Number          Description of Exhibit
           --------------          ----------------------

                  11                Computation of Net Income Per Share

  (b)  Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY  BANCSHARES,  INC.




               /s/  Robert  G.  Peck                      July 31, 2002
               ---------------------                      -------------
               Robert G. Peck,                            Date
               President and CEO
               (Principal Executive Officer)



               /s/  Harle  B.  Green                      July 31, 2002
               ---------------------                      -------------
               Harle B. Green,                            Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)