Form 10QSB/A
period 2002-06-30
GATEWAY BANCSHARES INC /GA/
filed 2002-08-12
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

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

This amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     Exhibit  Number          Description  of  Exhibit
     ---------------          ------------------------

          11                  Computation  of  Net  Income  Per  Share

          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.



               /s/  Robert G. Peck                      August  9,  2002
               ---------------------                    ----------------
               Robert G. Peck,                          Date
               President and CEO
               (Principal Executive Officer)


               /s/  Harle B. Green                      August  9,  2002
               ---------------------                    ----------------
               Harle B. Green,                          Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)