Form 10QSB
period 2002-09-30
GATEWAY BANCSHARES INC /GA/
filed 2002-11-14
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

               Class
               -----

     Common  Stock, $5.00 par value               681,758 as of November 5, 2002


Transitional Small Business Disclosure Format:          Yes [ ]     No [X]

                                 GATEWAY BANCSHARES, INC.

                              September 30, 2002 Form 10-QSB


                                     TABLE OF CONTENTS



                                                                              Page No.
                                                                              --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .       3

          Consolidated Statements of Income . . . . . . . . . . . . . . . . .       4

          Consolidated Statement of Changes in Stockholders' Equity . . . . .       5

          Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .       6

          Notes to Consolidated Financial Statements. . . . . . . . . . . . .       7

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . .       9

  Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .      14

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .      15

  Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . .      15

  Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .      15

  Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .      15

  Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .      15

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .      15

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

  Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

                                    * * * * *

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                      September 30,
                                                                          2002         December 31,
                                                                       (unaudited)         2001
                                                                     ---------------  --------------
ASSETS
  Cash                                                               $      768,528   $     759,998
  Due from banks                                                          3,143,615       3,523,270
  Federal funds sold                                                              -      10,680,000
  Securities available-for-sale                                          32,404,839      27,495,629
  Federal Home Loan Bank stock, at cost                                     260,000         260,000
  Loans                                                                  85,880,047      79,616,337
  Allowance for loan losses                                              (1,174,860)       (996,301)
                                                                     ---------------  --------------
  Net loans                                                              84,705,187      78,620,036

  Premises and equipment, net                                             2,936,885       3,029,915
  Accrued interest                                                          735,982         772,557
  Other assets                                                              959,040         359,904
                                                                     ---------------  --------------

       Total assets                                                  $  125,914,076   $ 125,501,309
                                                                     ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                              $    8,863,683   $  11,710,006
    Interest-bearing                                                     97,603,513     101,399,383
                                                                     ---------------  --------------

       Total deposits                                                   106,467,196     113,109,389

  Federal Home Loan Bank advances                                         4,000,000       2,000,000
  Notes payable                                                             800,000       1,000,000
  Federal funds purchased                                                 1,000,000               -
  Securities sold under agreements to repurchase                          2,667,701               -
  Accrued interest                                                          296,028         375,336
  Other liabilities                                                         716,125         313,306
                                                                     ---------------  --------------

       Total liabilities                                                115,947,050     116,798,031
                                                                     ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares authorized,
    shares issued and outstanding of 681,758 at September 30, 2002
    and 679,048 at December 31, 2001)                                     3,408,790       3,395,240
  Additional paid-in capital                                              3,376,607       3,357,637
  Retained earnings                                                       2,853,519       1,864,660
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                        328,110          85,741
                                                                     ---------------  --------------

      Total stockholders' equity                                          9,967,026       8,703,278
                                                                     ---------------  --------------

      Total liabilities and stockholders' equity                     $  125,914,076   $ 125,501,309
                                                                     ===============  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                    GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                                    (unaudited)


                                                          Three Months Ended               Nine Months Ended
                                                     ------------------------------  ------------------------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                          2002            2001            2002            2001
                                                     --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans                                              $    1,631,472  $    1,743,574  $    4,798,515  $    5,266,370
  Interest on securities:
    Taxable interest                                        262,251         311,813         792,231       1,013,085
    Nontaxable interest                                      27,457           3,018          67,362           8,364
  Interest on federal funds sold                              8,613          31,825          38,751         107,737
                                                     --------------  --------------  --------------  --------------

    Total interest income                                 1,929,793       2,090,230       5,696,859       6,395,556
                                                     --------------  --------------  --------------  --------------

INTEREST EXPENSE
  Interest on deposits                                      669,629       1,089,972       2,077,895       3,537,050
  Interest on notes payable                                  12,195          15,941          36,585          51,516
  Interest on Federal Home Loan Bank advances                34,579          29,767          93,321          88,332
  Interest on federal funds purchased                           495             102           3,510             190
                                                     --------------  --------------  --------------  --------------

    Total interest expense                                  716,898       1,135,782       2,211,311       3,677,088
                                                     --------------  --------------  --------------  --------------

NET INTEREST INCOME                                       1,212,895         954,448       3,485,548       2,718,468
  Provision for loan losses                                  90,000         135,000         245,000         225,000
                                                     --------------  --------------  --------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,122,895         819,448       3,240,548       2,493,468
                                                     --------------  --------------  --------------  --------------

NONINTEREST INCOME
  Service charges on deposits                               196,368          97,878         462,862         280,070
  Mortgage loan fees                                        105,650          81,896         281,831         238,739
  Insurance commissions                                       3,271           1,721          10,856           7,201
  Gains (losses) on sale of securities                            -          22,542           8,613          32,298
  Other income                                               31,363          16,276          84,394          45,517
                                                     --------------  --------------  --------------  --------------

    Total noninterest income                                336,652         220,313         848,556         603,825
                                                     --------------  --------------  --------------  --------------

NONINTEREST EXPENSE
  Salaries and employee benefits                            546,846         409,161       1,512,853       1,223,202
  Occupancy expense                                          54,474         202,440         144,832         301,062
  Furniture and equipment expense                            43,376          51,154         143,630         154,837
  Other operating expenses                                  267,802          86,209         787,080         594,718
                                                     --------------  --------------  --------------  --------------

    Total noninterest expense                               912,498         748,964       2,588,395       2,273,819
                                                     --------------  --------------  --------------  --------------

Income before income taxes                                  547,049         290,797       1,500,709         823,474
Income taxes                                                191,376         107,197         511,850         299,423
                                                     --------------  --------------  --------------  --------------

    Net income                                       $      355,673  $      183,600  $      988,859  $      524,051
                                                     ==============  ==============  ==============  ==============

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                        $         0.52  $         0.27  $         1.45  $         0.77

  Basic weighted average shares outstanding                 681,758         679,048         681,698         679,048

  Diluted earnings per common share                  $         0.52  $         0.27  $         1.45  $         0.77

  Diluted weighted average shares outstanding               685,807         682,171         681,698         682,335


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                          GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)


                                                                                                                 Accumulated
                                                                 Total                   Additional                 Other
                                             Comprehensive    Stockholders'    Common     Paid-in     Retained   Comprehensive
                                                 Income          Equity        Stock      Capital     Earnings      Income
                                             --------------  --------------  ----------  ----------  ----------  -------------
BALANCE, December 31, 2001                                   $    8,703,278  $3,395,240  $3,357,637  $1,864,660  $     85,741

  Exercise of stock options                                          32,520      13,550      18,970           -             -

  Comprehensive income:
    Net income                               $      988,859         988,859           -           -    988,859              -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on
        securities available for sale, net          242,369         242,369           -           -          -        242,369
                                             --------------  --------------  ----------  ----------  ----------  -------------
         of reclassification adjustment

    Total comprehensive income               $    1,231,228
                                             ==============

BALANCE, September 30, 2002                                  $    9,967,026  $3,408,790  $3,376,607  $2,853,519  $    328,110
                                                             ==============  ==========  ==========  ==========  =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                            GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                            (unaudited)

                                                                        Nine  Months Ended
                                                                  --------------------------------
                                                                   September 30,    September 30,
                                                                       2002             2001
                                                                  ---------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                      $      988,859   $      524,051
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                          245,000          225,000
      Provision for depreciation and amortization                        137,417          152,941
      Net amortization on securities                                     165,662           10,508
      (Gain) loss on sale of securities                                   (8,613)          29,251
      Deferred income taxes                                                5,659          (11,280)
      Gain on sale of equipment                                             (196)               -
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                       36,575          106,554
        Accrued interest payable                                         (79,308)        (142,763)
        Other assets and liabilities                                    (338,916)         112,416
                                                                  ---------------  ---------------

          Net cash provided by operating activities                    1,152,139        1,006,678
                                                                  ---------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                               (6,330,151)      (6,031,427)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                      4,120,744       14,528,110
  Proceeds from sales of available-for-sale securities                 6,236,000        5,741,158
  Purchase of available-for-sale securities                          (15,043,694)     (18,089,154)
  Proceeds from sales of equipment                                         8,500                -
  Purchase of premises and equipment                                     (52,691)         (99,093)
                                                                  ---------------  ---------------

          Net cash used in investing activities                      (11,061,292)      (3,950,406)
                                                                  ---------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 (6,642,193)       2,232,512
  Net increase in securities sold under agreements to repurchase       2,667,701                -
  Proceeds from federal funds purchased                                1,000,000                -
  Proceeds from Federal Home Loan Bank advances                        2,000,000                -
  Payments on notes payable                                             (200,000)               -
  Exercise of stock options                                               32,520                -
                                                                  ---------------  ---------------

          Net cash provided by (used in) financing activities         (1,141,972)       2,232,512
                                                                  ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (11,051,125)        (711,216)

CASH AND CASH EQUIVALENTS, beginning of period                        14,963,268        7,178,996
                                                                  ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                          $    3,912,143   $    6,467,780
                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $    2,290,619   $    3,819,851
    Income taxes                                                         448,740          260,139
                                                                  ===============  ===============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2002


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2001.

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

NOTE 3 - INVESTMENT SECURITIES
------------------------------

The Company has applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). This pronouncement requires that all investments in debt securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred taxes).

At September 30, 2002, the Company had net unrealized gains of $529,210 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $328,110. There were no trading securities. The net increase in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001, to September 30, 2002, was $242,369.

NOTE 4 - BORROWED FUNDS
-----------------------

In January 1998, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires monthly interest payments at an interest rate of 5.72 percent, and matures on January 13, 2003. The note is secured by specifically identified single-family first mortgage loans.

In September 2000, the Bank obtained an additional $1 million loan from the Federal Home Loan Bank. The note requires quarterly interest payments at an interest rate of 6.09 percent, and matures on September 15, 2010. This note is subject to an early conversion option effective September 15, 2003, which allows the Federal Home Loan Bank to covert this note into a floating rate advance tied to the LIBOR rate. The note is secured by specifically identified single-family first mortgage loans.

In September 2002, the Company refinanced $800,000 of a $1,000,000 loan from Gilmer County Bank. The proceeds of the original note were used to inject additional capital in the Bank. This note requires quarterly interest payments at the prime interest rate less one-half percent. Principal is due in full on September 20, 2004. The note is secured by 600,000 shares of Gateway Bank & Trust common stock.

In August 2002, the Bank obtained four additional advances of $500,000 each from the Federal Home Loan Bank. These notes require monthly interest payments at rates of 2.24 percent, 2.73 percent, 3.33 percent, and 3.84 percent. These notes have staggered maturities of August 27, 2003, August 27, 2004, August 29, 2005, and August 28, 2006, respectively. All advances are secured by securities held by the Federal Home Loan Bank.

At September 30, 2002, the Bank also had $1 million in federal funds purchased from Compass Bank.

NOTE 5 - STOCK OPTION PLAN
--------------------------

In 1999 the Company issued to its directors and executive officers a total of 164,350 options to purchase its common shares. Each director received options to purchase 13,550 shares and the executive officers received options to purchase varying amounts of shares ranging from 2,500 to 20,350 shares. On June 19, 2001, the Company issued to its officers additional options to purchase a total of 14,000 shares. Each of the stock option agreements contained an exercise price equal to the market value of the underlying shares at the date the options were granted. The exercise prices for the options granted in 1999 and 2001 were $12.00 per share and $13.00 per share, respectively. The options vest on an equal incremental basis over a period of five years. At September 30, 2002, the unexercised options total 167,300 shares.

NOTE 6 -RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2002, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

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

EARNINGS SUMMARY

The Company's net income for the nine months ended September 30, 2002 and 2001 was $988,859 and $524,051, respectively. The increase in net income resulted primarily from net loan growth and from an increased net interest margin.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $5,696,859 and $6,395,556 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest income has resulted from the decrease in interest rates for both loans and securities during the past year.

INTEREST EXPENSE

Interest expense on deposits and other borrowings for the nine months ended September 30, 2002 and 2001 was $2,211,311 and $3,677,088, respectively. The decrease in interest expense is a result of the decline in interest rates during the past year. The Bank has successfully lowered all deposit rates during 2002 without sacrificing growth in deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $245,000 for the nine months ended September 30, 2002, and $90,000 for the three months then ended. The allowance for loan losses as a percent of outstanding loans was 1.37 percent at September 30, 2002, and 1.25 percent at December 31, 2001.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2002 and 2001 was $848,556 and $603,825, respectively. Noninterest income consisted primarily of service charges on customer deposits ($462,862 for the first nine months of 2002 and $280,070 for the same period in 2001), mortgage loan fees ($281,831 for the first nine months of 2002 and $238,739 for the same period in 2001), ATM and credit card fees, and rental of safe deposit boxes. The increase is attributable to an increase in the Bank's fee structure.

NONINTEREST EXPENSE

Noninterest expense totaled $2,588,395 and $2,273,819 for the nine months ended September 30, 2002 and 2001, respectively. The increase reflects the hiring of additional staff and the increase in other salary and benefit expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME TAXES

Income taxes of $511,850 and $299,423 have been provided for the nine months ended September 30, 2002 and 2001, respectively. The increase is a direct result of an increase in taxable income in 2002 as compared to 2001.

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

Securities and federal funds sold decreased $5,770,790 or 15.1 percent from December 31, 2001, to September 30, 2002. The securities portfolio may be adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at September 30, 2002 and December 31, 2001 were $32,404,839 and $27,495,629, respectively, reflecting an increase of $4,909,210. Federal funds sold decreased from $10,680,000 at December 31, 2001, to zero at September 30, 2001. This decline is directly related to the decrease in customer deposits during the same period. Management was aware of temporary deposits at December 31, 2001 and had increased the level of federal funds sold in order to manage the liquidity of these deposits.

LOANS

Loans represent the single largest category of the Company's earning assets at September 30, 2002. At September 30, 2002, the Company had outstanding loans amounting to $84,705,187 net of its allowance for loan losses, or 67.2 percent of total assets, compared to net loans of $78,620,036, or 62.6 percent of total assets at December 31, 2001. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At September 30, 2002, the Company had nonperforming loans of $292,806, which was 24.9% of the loan loss allowance of $1,174,860. Nonperforming assets were .34 percent of all loans and .23 percent of total assets. At December 31, 2001, the Company had nonperforming loans of $252,000, which was 25.3% of the loan loss allowance of $996,401. Nonperforming assets were .46 percent of all loans and .29 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $2,936,885 at September 30, 2002, a decrease of $93,030 from December 31, 2001. The decrease results primarily from the depreciation of $137,417 outpacing the additions of new fixed assets.

The Bank leases the site for its main office at the rate of $2,089 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $735,982 at September 30, 2002, a decrease of $36,575 from December 31, 2001. The decrease is due to lower interest rates on earning assets during 2002.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At September 30, 2002, the Company had outstanding deposits of $106,467,196 compared to $113,109,389 at December 31, 2001. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits decreased from $11,701,006 at December 31, 2001, to $8,863,683 at September 30, 2002. Time deposits of $100,000 or more decreased by $1,823,339. The decrease in deposits is partially due to the withdrawal of a temporary deposit of county tax funds, which was identified as volatile deposits by management at December 31, 2001.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $79,308 from December 31, 2001, to September 30, 2002. The decrease is directly related to lower interest rates on deposits during 2002.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $1,263,748 from December 31, 2001, to September 30, 2002, due in part to net income of $988,859 for the nine months ended September 30, 2002. The equity adjustment for unrealized gains on securities available-for-sale increased $242,369 during the nine months ended September 30, 2002.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $42 million at September 30, 2002. Securities maturing in one year or less totaled approximately $4.6 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $14.65 million. At September 30, 2002, $1 million in federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

FEDERAL HOME LOAN BANK ADVANCES

In an effort to maintain and improve the liquidity position of the Bank, management approved the Bank's membership with the Federal Home Loan Bank of Atlanta (FHLB). As a member of the FHLB, the Bank improved its ability to manage liquidity and reduce interest rate risk by having a funding source to match longer term loans. The terms of the Bank's loans from the FHLB are summarized in Note 4 to the Consolidated Financial Statements appearing in this report.

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less goodwill, amounted to $10.2 million at September 30, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $11.4 million at September 30, 2002. The percentage ratios as calculated under FDIC guidelines were 10.93 percent and 12.19 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at September 30, 2002. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM 3. CONTROLS AND PROCEDURES

At September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, and there have been no significant deficiencies or material weaknesses requiring corrective action.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number      Description of Exhibit
     --------------      ----------------------

          11             Computation  of  Net  Income  Per  Share

          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.




               /s/ Robert G. Peck                        November 5, 2002
               ----------------------                    ----------------
               Robert G. Peck,                           Date
               President and CEO
               (Principal Executive Officer)



               /s/  Harle B. Green                       November 5, 2002
               ----------------------                    ----------------
               Harle B. Green,                           Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)

                                 CERTIFICATIONS

I, Robert G. Peck, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gateway Bancshares, Inc. and Subsidiary.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Robert G. Peck
                                                   -----------------------------
                                                     Robert G. Peck
                                                     President and CEO
     November 5, 2002

                                 CERTIFICATIONS

I, Harle B. Green, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gateway Bancshares, Inc. and Subsidiary.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Harle B. Green
                                               ---------------------
                                                 Harle B. Green
                                                 Chairman and CFO
     November 5, 2002