Form 10KSB
period 2002-12-31
GATEWAY BANCSHARES INC /GA/
filed 2003-03-27
CIK 1007029

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                                   (MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE
                                   ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

               COMMISSION FILE NUMBER          000-24137

                            GATEWAY BANCSHARES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           GEORGIA                                               58-2202210
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA               30736
------------------------------------------------------------      ----------
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

State issuer's revenues for its most recent fiscal year:  $9,077,575

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $7,142,702 AS OF FEBRUARY 28, 2003

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 681,758 AS OF MARCH 15, 2003

Transitional  Small  Business  Disclosure  format  (check  one):  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 17, 2003, are incorporated by reference into Part III.

                                            TABLE OF CONTENTS


                                                                                                    PAGE
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    ITEM 2.  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . .    22
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . .    23
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    23
    ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.    23
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . .    24
    ITEM 10  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . .    24
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . .    24
    ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . . . . .    25

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


MARKET  AREA  AND  COMPETITION

The Bank's main office is located in Ringgold, Georgia. During 2000 the Bank opened a branch in Fort Oglethorpe, Georgia. The Bank draws a majority of its business from its primary market area, Catoosa County, Georgia. The Bank also focuses its marketing efforts on the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2002, Catoosa County was served by eight commercial banks with a total of 14 offices. The total deposits within Catoosa County for these institutions were $632 million as of June 30, 2002. The information provided by the FDIC indicates that the Bank's deposit market share in Catoosa County was 16.8% as of June 30, 2002. We believe our local ownership and management as well as our focus on personalized service helps us to compete with the other institutions in our market area.

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

INVESTMENTS

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, securities of U.S. agencies, other taxable securities and other obligations of states and municipalities. During fiscal year 2002, average investment securities comprised approximately 23.7% of the Bank's total average assets, with average net loans comprising approximately 68.3% of the Bank's average total assets. The Bank also engages in federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

DEPOSITS

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

ASSET  AND  LIABILITY  MANAGEMENT

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


                                    EMPLOYEES

At December 31, 2002, the Company and its subsidiary employed 36 full-time employees and 9 part-time employees. The Company considers its relationship with its employees to be excellent.


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

   AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES TAXABLE EQUIVALENT
                              BASIS (IN THOUSANDS)

                                                  Year Ended December 31, 2002  Year Ended December 31, 2001
                                                  ----------------------------  ----------------------------
                                                   Average   Income/   Yield/    Average   Income/   Yield/
                                                   Balance   Expense    Rate     Balance   Expense    Rate
                                                  ---------  --------  -------  ---------  --------  -------
ASSETS
  Interest-earning assets:
    Loans, net of unearned income(1)              $ 82,598   $  6,399    7.75%  $ 76,263   $  6,835    8.96%
    Investment securities:
      Taxable                                       26,220      1,055    4.02%    23,875      1,309    5.48%
      Non-taxable(2)                                 2,516         97    3.86%       417         18    4.32%
                                                  ---------  --------  -------  ---------  --------  -------
        Total investment securities                 28,736      1,152    4.01%    24,292      1,327    5.46%
    Fed funds sold                                   2,838         46    1.62%     2,921        125    4.28%
                                                  ---------  --------  -------  ---------  --------  -------
        Total interest-earning assets              114,172      7,597    6.65%   103,476      8,287    8.01%
                                                             --------  -------             --------  -------
  Non interest-earning assets:
    Cash and due from banks                          3,537                         3,424
    Premises and equipment                           3,121                         3,255
    Accrued interest and other assets                1,142                         1,902
    Allowance for loan losses                       (1,111)                         (959)
                                                  ---------                     ---------

Total assets                                      $120,861                      $111,098
                                                  =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Demand deposits                               $ 26,015   $    373    1.43%  $ 20,348   $    573    2.82%
    Savings deposits                                16,585        431    2.60%    15,147        650    4.29%
    Time deposits                                   53,458      1,948    3.64%    54,794      3,245    5.92%
                                                  ---------  --------  -------  ---------  --------  -------
                                                    96,058      2,752    2.86%    90,289      4,468    4.95%
    Other short-term borrowings                      4,136        194    4.69%     3,005        169    5.62%
                                                  ---------  --------  -------  ---------  --------  -------
        Total interest-bearing liabilities         100,194      2,946    2.94%    93,294      4,637    4.97%
                                                             --------  -------             --------  -------

  Non interest-bearing liabilities:
    Demand deposits                                  9,900                         8,117
    Accrued interest and other liabilities             619                           590
  Stockholders' equity                              10,148                         9,097
                                                  ---------                     ---------

Total liabilities and stockholders' equity        $120,861                      $111,098
                                                  =========                     =========

Net interest income/net interest spread                         4,651    3.71%                3,650    3.04%
                                                             --------  -------             --------  -------

Taxable equivalent adjustment:
  Loans                                                             -                             -
  Investment securities                                            50                             9
                                                             --------                      --------
    Total taxable equivalent adjustment                            50                             9
                                                             --------                      --------
Net interest income/net yield on earning assets              $  4,701    4.12%             $  3,659    3.54%
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

The following table sets forth, for the years ended December 31, 2002 and 2001, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                         RATE/ VOLUME VARIANCE ANALYSIS

                                                                    Change                         Interest
                                               Average Volume      in Volume    Average Rate    Income/Expenses    Variance
                                            --------------------  -----------  ----------------  --------------  -----------
                                              2002       2001      2002-2001    2002     2001     2002    2001    2002-2001
                                            ---------  ---------  -----------  -------  -------  ------  ------  -----------
Interest-earning assets:
   Loans, net of unearned income(1)         $ 82,598   $ 76,263   $    6,335     7.75%    8.96%  $6,399  $6,835  $     (436)
   Investment securities:
     Taxable                                  26,220     23,875        2,345     4.02%    5.48%   1,055   1,309        (254)
     Non-taxable(2)                            2,516        417        2,099     3.86%    4.32%      97      18          79
                                            ---------  ---------  -----------  -------  -------  ------  ------  -----------
       Total investment securities            28,736     24,292        4,444     4.01%    5.46%   1,152   1,327        (175)
     Fed funds sold                            2,838      2,921          (83)    1.62%    4.28%      46     125         (79)
                                            ---------  ---------  -----------  -------  -------  ------  ------  -----------

       Total interest-earning assets        $114,172   $103,476   $   10,696     6.65%    8.01%   7,597   8,287        (690)
                                            =========  =========  ===========  =======  =======  ------  ------  -----------

Interest-earning liabilities:
   Deposits:
     Demand                                 $ 26,015   $ 20,348   $    5,667     1.43%    2.82%     373     573        (200)
     Savings                                  16,585     15,147        1,438     2.60%    4.29%     431     650        (219)
     Time                                     53,458     54,794       (1,336)    3.64%    5.92%   1,948   3,245      (1,297)
                                            ---------  ---------  -----------  -------  -------  ------  ------  -----------
       Total interest-earning deposits        96,058     90,289        5,769     2.86%    4.95%   2,752   4,468      (1,716)
   Other short-term borrowings                 4,136      3,005        1,131     4.69%    5.62%     194     169          25
                                            ---------  ---------  -----------  -------  -------  ------  ------  -----------

       Total interest-bearing liabilities   $100,194   $ 93,294   $    6,900     2.94%    4.97%   2,946   4,637      (1,691)
                                            =========  =========  ===========  -------  -------  ------  ------  -----------

Net interest income/net interest spread                                          3.71%   3.04%   $4,651  $3,650  $     1,001
                                                                               =======  =======  ======  ======  ===========

Net yield on earning assets                                                      4.12%   3.54%
                                                                               =======  =======


                                               Variance (1)
                                               Attributed To
                                            ------------------
                                             Volume     Rate
                                            --------  --------
Interest-earning assets:
   Loans, net of unearned income(1)         $   537   $  (973)
   Investment securities:
     Taxable                                    120      (374)
     Non-taxable(2)                              81        (2)
                                            --------  --------
       Total investment securities              201      (376)
     Fed funds sold                              (4)      (75)
                                            --------  --------

       Total interest-earning assets            734    (1,424)
                                            --------  --------

Interest-earning liabilities:
   Deposits:
     Demand                                     132      (332)
     Savings                                     57      (276)
     Time                                       (77)   (1,220)
                                            --------  --------
       Total interest-earning deposits          112    (1,828)
   Other short-term borrowings                   56       (31)
                                            --------  --------

       Total interest-bearing liabilities       168    (1,859)
                                            --------  --------

Net interest income/net interest spread     $    566  $   435
                                            ========  ========

Net yield on earning assets

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


INVESTMENT  PORTFOLIO

The carrying amount of investment securities at the end of the year is set forth in the following table.


                              INVESTMENT PORTFOLIO

                                   December 31,
                                 ----------------
                                  2002     2001
                                 -------  -------
                                  (in thousands)
Securities available for sale:
   U.S. Government agencies      $ 7,493  $13,489
   Mortgage-backed securities     15,257    9,444
   Municipal securities            3,554    1,994
   Corporate debt securities       2,548    2,064
   Other securities                  522      505
                                 -------  -------
                                 $29,374  $27,496
                                 =======  =======

Average taxable securities were 91 percent of the portfolio in 2002 which reflects management's intent to maximize investment yields.

The maturities and weighted average yields of the investments in the 2002 portfolio of investment securities are presented below.

                                               Investment Portfolio Maturity Schedule
                                 ------------------------------------------------------------------
                                                              Maturing
                                 ------------------------------------------------------------------
                                                   After One But     After Five
                                     Within         Within Five      Within Ten          After
                                    One Year       Years Within       Ten Years        Ten Years
                                 ---------------  ---------------  ---------------  ---------------
                                 Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                                 -------  ------  -------  ------  -------  ------  -------  ------
                                                        (in thousands)
Securities available for sale:
   U.S. Government agencies      $ 4,299   4.69%  $ 3,194   4.50%  $     -   0.00%  $     -   0.00%
   Mortgage-backed securities          -   0.00%    3,860   3.30%    3,722   3.86%    7,675   3.76%
   Municipal securities                -   0.00%    2,327   4.44%    1,227   5.88%        -   0.00%
   Corporate debt securities       2,548   4.69%        -   0.00%        -   0.00%        -   0.00%
   Other securities                    -   0.00%        -   0.00%        -   0.00%      522   5.79%
                                 -------  ------  -------  ------  -------  ------  -------  ------
                                 $ 6,847   4.69%  $ 9,381   3.98%  $ 4,949   4.36%  $ 8,197   3.89%
                                 =======  ======  =======  ======  =======  ======  =======  ======

   Total available for sale      $29,374   4.19%
                                 =======  ======

There were no securities held by the Company, whose aggregate value on December 31, 2002 exceeded ten percent of the Company's shareholders' equity at that date.

LOAN PORTFOLIO

The following table shows the classification of loans by major category at December 31, 2002 and 2001.

                                 TYPES OF LOANS

                                    December 31, 2002    December 31, 2001
                                  --------------------  -------------------
                                   Percent    Percent
                                   Amount    of Total    Amount   of Total
                                  ---------  ---------  --------  ---------
                                              (in thousands)
Commercial and industrial         $ 29,849       31.8%  $25,517       32.1%
Real estate-construction             9,033        9.6%    6,976        8.8%
Real estate-other                   44,669       47.6%   37,783       47.5%
Consumer                            10,251       10.9%    9,267       11.6%
Other loans                             95        0.1%       73        0.1%
                                  ---------  ---------  --------  ---------
                                    93,897      100.0%   79,616      100.0%
                                             =========            =========
Less: allowance for loan losses     (1,291)                (996)
                                  ---------             --------

Net loans                         $ 92,606              $78,620
                                  =========             ========

The Company has no loans to finance leveraged buy-outs. In addition, the Company has avoided exposure to lesser developed country (LDC) debt, having no LDC loans in its portfolio.

The following table provides maturities of certain loan classifications at December 31, 2002 and 2001 and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                 Rate Structure for Loans
                                               Maturity                           Maturing Over One Year
                            --------------------------------------------------  --------------------------
                                         Over One
                                           Year                                 Predetermined  Floating or
                            One Year      Through       Over Five                Interest      Adjustable
                             or Less     Five Years       Years        Total       Rate           Rate
                            ---------  --------------  ------------  ---------  -------------  -----------
                                                       (in thousands)
 Commercial and industrial  $  15,922  $       13,889  $         38  $  29,849  $       7,436  $     6,491

 Real estate-construction       8,719             314             -      9,033            168          146
                            ---------  --------------  ------------  ---------  -------------  -----------

                            $  24,641  $       14,203  $         38  $  38,882  $       7,604  $     6,637
                            =========  ==============  ============  =========  =============  ===========

NONPERFORMING ASSETS

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2002 and 2001.

                                      2002     2001
                                     -------  -------
                                      (in thousands)
Nonaccruing loans                    $   111  $   101
Loans past due 90 days or more           185      151
Restructured loans                         -        -
                                     -------  -------
Total nonperforming loans                296      252
Other real estate                        212      117
                                     -------  -------
Total nonperforming assets           $   508  $   369
                                     =======  =======

Ratios:
Loan loss allowance to
  total nonperforming assets          2.5413   2.6992
                                     =======  =======
Total nonperforming loans to total
  loans (net of unearned interest)    0.0032   0.0032
                                     =======  =======
Total nonperforming assets
  to total assets                     0.0036   0.0029
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


PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $1,291,097 in the allowance for loan losses at December 31, 2002 (1.37% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2002 and 2001.


                         SUMMARY OF LOAN LOSS EXPERIENCE


                                                   2002      2001
                                                 --------  --------
                                                   (in thousands)
Allowance for loans losses at beginning of year  $   996   $   930

Total loans charged off:
  Commercial and industrial                          (39)     (298)
  Real estate                                          -       (24)
  Consumer                                          (110)     (100)

Recoveries on loans previously charged off             8         3
                                                 --------  --------
Net loans charged off                               (141)     (419)
                                                 --------  --------

Provision for loan losses                            436       485
                                                 --------  --------

Allowance for loan losses at end of  period      $ 1,291   $   996
                                                 ========  ========

Loans, net of unearned income, at end of period  $93,897   $79,616
                                                 ========  ========

Average loans, net of unearned income,
  outstanding for the period                     $82,598   $76,263
                                                 ========  ========

Ratios:
  Allowance at end of period to loans, net of
    unearned income                                 1.37%     1.25%
  Allowance at end of period to average loans,
    net of unearned income                          1.56%     1.31%
  Net charge-offs to average loans, net of
    unearned income                                 0.17%     0.55%
  Net charg-offs to allowance at end of period     10.92%    42.07%
  Recoveries to prior year charge-offs              1.91%     2.38%

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

Management allocated the reserve for loan losses to specific loan classes as follows:


                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                          Year Ended          Year Ended
                                       December 31, 2002      December 31,
                                      -------------------  ------------------
                                                 Percent             Percent
                                       Amount   of Total   Amount   of Total
                                      --------  ---------  -------  ---------
                                               (amounts in thousands)

Domestic Loans (1):

  Commercial and industrial           $    822      63.7%  $   609      61.1%
  Real estate-construction and other       196      15.2%      154      15.5%
  Consumer                                 273      21.1%      233      23.4%
                                      --------  ---------  -------  ---------

                                      $  1,291     100.0%  $   996     100.0%
                                      ========  =========  =======  =========

(1)  The Company had no foreign loans.


DEPOSITS

The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. The Fort Oglethorpe branch opened in 2000, and the Company's intends to expand its consumer base in order to continue to fund asset growth.

The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2002 and 2001 are as follows:

                                             2002             2001
                                      ------------------  --------------
                                            (amounts in thousands)

                                      Average             Average
                                       Amount     Rate    Amount   Rate
                                      --------  --------  -------  -----
Noninterest-bearing demand deposits   $  9,900     0.00%  $ 8,117  0.00%
                                      --------            -------

Demand deposits                         26,015     1.43%   20,348  2.82%
Savings deposits                        16,585     2.60%   15,147  4.29%
Time deposits                           53,458     3.64%   54,794  5.92%
                                      --------            -------

   Total interest-bearing deposits      96,058     2.86%   90,289  4.95%
                                      --------            -------

   Total average deposits             $105,958     2.59%  $98,406  4.54%
                                      ========            =======

The two categories of lowest cost deposits comprised the following percentages of total deposits during 2001: average noninterest-bearing demand deposits - 9.3 percent; and average interest-bearing demand deposits - 24.5 percent. Of total time deposits, approximately 32.6 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2002 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                                     Time
                                                   Deposits
                                                ---------------
                                                (in thousands)

Three months or less                            $         5,873
Over three through six months                             2,934
Over six through twelve months                            2,836
Over twelve months                                        9,012
                                                ---------------
  Total                                         $        20,655
                                                ===============

RETURN ON EQUITY AND ASSETS

The following table summarizes certain financial ratios for the Company for the years ended December 31, 2002 and 2001.

                                         2002   2001
                                        ------  -----

Return on average assets                 1.04%  0.63%
Return on average equity                13.14%  8.50%
Dividend payout ratio                    0.00%  0.00%
Average equity to average assets ratio   7.90%  7.43%

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or the Bank.

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

     PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories
- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the "well capitalized" category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 11.2% and our ratio of Tier 1 Capital to risk-weighted assets was 10.0%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 8.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     At December 31, 2002, the Bank was able to pay approximately $687,792 in dividends to the Company without prior regulatory approval.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    a  bank's  investment  in  affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

PRIVACY
-------

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM  LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the Authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify  FinCEN  if  an  account  or  transaction  is  identified;

     -    designate  a  contact  person  to  receive  information  requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

- notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

- takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

- limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

- maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

- are prohibited from providing correspondent accounts to foreign shell banks;

- are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

- must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

- must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company's corporate office and the Bank's main office are located at 5102 Alabama Highway, Ringgold, Georgia. The main office property is leased by the Bank. In 2000 the Bank opened a branch office located at 769 Battlefield Parkway, Fort Oglethorpe, Georgia. The Fort Oglethorpe property is owned by the Bank.

In 1995 the organizers of the Company leased the property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years under specified circumstances. The annual rent increases each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The annual rent for 2002 was $24,994.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company's Annual Report to Shareholders at page 36 and is incorporated herein by reference.

The Company has not sold any unregistered shares of its Common Stock, $5.00 par value, during 2002 or 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 11, and is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 13 through 35, and are incorporated herein by reference.

     Report  of  Independent  Certified  Public  Accountants

     Financial  Statements

          Consolidated Balance Sheets as of December 31, 2002 and 2001

          Consolidated Statements of Income for the years ended December 31, 2002 and 2001

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

          Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors - Director Nominees," at page 3;

     "Executive Officers," at page 5;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 9.


ITEM 10.   EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003, under the heading, "Compensation," at pages 5 through 6, and are incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003 under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 8, and are incorporated herein by reference.

GATEWAY BANCSHARES, INC. 1999 STOCK OPTION PLAN INFORMATION

  The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under the Gateway Bancshares, Inc. 1999 Stock Option Plan. The Company does not maintain any other equity compensation plan.

                                                                                   NUMBER OF SHARES
                                              NUMBER OF                                REMAINING
                                           SECURITIES TO BE                      AVAILABLE FOR FUTURE
                                             ISSUED UPON      WEIGHTED-AVERAGE    ISSUANCE UNDER THE
                                             EXERCISE OF     EXERCISE PRICE OF      PLAN (EXCLUDES
                                             OUTSTANDING        OUTSTANDING           OUTSTANDING
                                               OPTIONS            OPTIONS              OPTIONS)
------------------------------------------------------------------------------------------------------

Equity compensation plans approved by               166,300  $            12.08                 33,700
security holders

Equity compensation plans not approved by                 0                 N/A                      0
security holders

Total                                               166,300  $            12.08                 33,700


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation," at pages 5 through 6, and are incorporated herein by reference.

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

         4.1  Instruments Defining the Rights of Security Holders. See
              Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

        10.1  Ground Lease Agreement by and between Gateway
              Bancshares, Inc. and Ringgold Mining and Manufacturing
              Company, dated as of May 1, 1996. (2)

        10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

        10.4  Loan and Stock Purchase Agreement by and between
              Gateway Bancshares, Inc. and Gilmer County Bank dated
              June 20, 2000. (4)

        10.5  Supplemental Executive Retirement Benefit Agreement


        13.1  Gateway Bancshares, Inc. 2002 Annual Report to
              Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

        21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

        24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

        99.1  Certification Pursuant to 18 U.S.C. Section 1350 as
              Adopted Pursuant to Section 906 of Sarbanes-Oxley Act
              Of 2002

(b)  Reports on Form 8-K filed in the fourth quarter of 2002: None


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

ITEM 14.   CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management , including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GATEWAY BANCSHARES, INC.

                                       By: /s/ Robert G. Peck
                                           ---------------------
                                           Robert G. Peck
                                           President and Chief Executive Officer

                                           Date: March 15, 2003


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


Signature                                Title                   Date
---------                                -----                   ----

/s/ Jack Joseph Babb         Director                       March 15, 2003
---------------------------
Jack Joseph Babb


                             Director                       March 15, 2003
---------------------------
William H.H. Clark


/s/ Jeannette Wilson Dupree  Director                       March 15, 2003
---------------------------
Jeannette Wilson Dupree


/s/ Harle B. Green           Director, Chief Financial      March 15, 2003
---------------------------  Officer (Principal Financial
Harle B. Green               And Accounting Officer)

                             Director                       March 15, 2003
---------------------------
Ernest Kresch


/s/ Robert G. Peck           Director, President            March 15, 2003
---------------------------  Chief Executive Officer
Robert G. Peck

/s/ Danny Ray Jackson        Director                       March 15, 2003
---------------------------
Danny Ray Jackson

                             Director                       March 15, 2003
---------------------------
James Arthell Gray, Sr.

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

            4.1  Instruments Defining the Rights of Security Holders.
                 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

           10.1  Ground Lease Agreement by and between Gateway
                 Bancshares, Inc. and Ringgold Mining and
                 Manufacturing Company, dated as of May 1, 1996. (2)

           10.3  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

           10.4  Loan and Stock Purchase Agreement by and between
                 Gateway Bancshares, Inc. and Gilmer County Bank dated
                 June 20, 2000. (4)

           10.5  Supplemental Executive Retirement Benefit Agreements


           13.1  Gateway Bancshares, Inc. 2002 Annual Report to
                 Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to
                 Shareholders is not deemed to be filed as part of this Report.

           21.1  Subsidiaries of Gateway Bancshares, Inc. (5)

           24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

           99.1  Certification Pursuant to 18 U.S.C. Section 1350 as
                 Adopted Pursuant to Section 906 of Sarbanes-Oxley Act
                 Of 2002

                 Supplemental Executive Retirement Benefit Agreements

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

                                 CERTIFICATIONS

I, Robert G. Peck, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Gateway Bancshares, Inc. and Subsidiary.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Robert G. Peck
                                            ------------------
                                            Robert G. Peck
                                            President and CEO
          March 15, 2003

                                 CERTIFICATIONS

I, Harle B. Green, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Gateway Bancshares, Inc. and Subsidiary.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /s/ Harle B. Green
                                      ------------------
                                        Harle B. Green
                                        Chairman and CFO
          March 15, 2003