Form 10QSB
period 2003-03-31
GATEWAY BANCSHARES INC /GA/
filed 2003-05-15
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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

               Class
               -----

     Common Stock, $5.00 par value                  681,758 as of May 5, 2003


Transitional Small Business Disclosure Format:            Yes [ ] No [X]

                            GATEWAY BANCSHARES, INC.

                           March 31, 2003 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Income . . . . . . . . . . . . . .    4

          Consolidated Statement of Changes in Stockholders' Equity . .    5

          Consolidated Statements of Cash Flows . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements. . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . .    9

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . .   14

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   15

  Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . .   15

  Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . .   15

  Item 4. Submission of Matters to a Vote of Security Holders . . . . .   15

  Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .   15

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   15

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

  Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                                   * * * * *

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                          GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                 CONSOLIDATED  BALANCE  SHEETS


                                                               March 31, 2003    December 31,
                                                                 (unaudited)         2002
                                                              ----------------  --------------
ASSETS
  Cash and due from banks                                     $     8,014,357   $   7,049,445
  Federal funds sold                                                3,840,000       7,450,000
  Securities available-for-sale                                    29,217,146      29,374,441
  Federal Home Loan Bank stock, at cost                               298,200         260,000
  Loans                                                            95,699,211      93,897,207
  Allowance for loan losses                                        (1,389,559)     (1,291,097)
                                                              ----------------  --------------
  Net loans                                                        94,309,652      92,606,110

  Premises and equipment, net                                       2,926,564       2,930,060
  Accrued interest                                                    714,525         723,943
  Other assets                                                      1,074,817       1,077,919
                                                              ----------------  --------------

      Total assets                                            $   140,395,261   $ 141,471,918
                                                              ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                       $     9,992,645   $   7,816,038
    Interest-bearing                                              112,556,170     114,174,960
                                                              ----------------  --------------

      Total deposits                                              122,548,815     121,990,998

  Long-term borrowings:
    Federal Home Loan Bank advances                                 3,000,000       4,000,000
    Notes payable                                                     800,000         800,000
  Securities sold under agreements to repurchase                    2,681,506       3,202,343
  Accrued interest                                                    276,648         288,629
  Other liabilities                                                   458,348         793,648
                                                              ----------------  --------------

      Total liabilities                                           129,765,317     131,075,618
                                                              ----------------  --------------

STOCKHOLDERS' EQUITY
  Common stock, $5 par value: 10,000,000 shares authorized,
    681,758 shares issued and outstanding                           3,408,790       3,408,790
  Additional paid-in capital                                        3,645,429       3,610,206
  Retained earnings                                                 3,458,304       3,067,123
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                  117,421         310,181
                                                              ----------------  --------------

      Total stockholders' equity                                   10,629,944      10,396,300
                                                              ----------------  --------------

      Total liabilities and stockholders' equity              $   140,395,261   $ 141,471,918
                                                              ================  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                   (unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     March 31,   March 31,
                                                        2003        2002
                                                     ----------  ----------
INTEREST INCOME
  Loans                                              $1,708,340  $1,593,268
  Interest on securities:
    Taxable interest                                    199,972     258,513
    Nontaxable interest                                  29,359      17,830
  Interest on federal funds sold                         15,258      12,739
                                                     ----------  ----------

      Total interest income                           1,952,929   1,882,350
                                                     ----------  ----------

INTEREST EXPENSE
  Interest on deposits                                  684,702     728,040
  Interest on notes payable                               8,500      12,195
  Interest on Federal Home Loan Bank advances            29,984      29,120
  Interest on federal funds purchased                     4,823       3,015
                                                     ----------  ----------

      Total interest expense                            728,009     772,370
                                                     ----------  ----------

NET INTEREST INCOME                                   1,224,920   1,109,980
  Provision for loan losses                             110,000      80,000
                                                     ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   1,114,920   1,029,980
                                                     ----------  ----------

NONINTEREST INCOME
  Service charges on deposits                           224,480     110,225
  Mortgage loan fees                                    125,578      93,219
  Insurance commissions                                   4,671       4,725
  Gains (losses) on sale of securities                  183,804       2,825
  Other income                                           29,765      22,437
                                                     ----------  ----------

      Total noninterest income                          568,298     233,431
                                                     ----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                        634,191     499,696
  Occupancy expense                                      49,516      46,846
  Furniture and equipment expense                        44,047      54,472
  Other operating expenses                              358,124     240,802
                                                     ----------  ----------

      Total noninterest expense                       1,085,878     841,816
                                                     ----------  ----------

Income before income taxes                              597,340     421,595
Income taxes                                            206,159     135,846
                                                     ----------  ----------

      Net income                                     $  391,181  $  285,749
                                                     ==========  ==========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                        $     0.57  $     0.42

  Basic weighted average shares outstanding             681,758     681,577

  Diluted earnings per common share                  $     0.56  $     0.41

  Diluted weighted average shares outstanding           695,116     688,846


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                           GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                 CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                                                           (unaudited)



                                               Accumulated
                                                  Total         Additional       Other
                                              Comprehensive    Stockholders'     Common     Paid-in     Retained   Comprehensive
                                                 Income           Equity         Stock      Capital     Earnings       Income
                                             ---------------  ---------------  ----------  ----------  ----------  --------------
BALANCE, December 31, 2002                                    $   10,396,300   $3,408,790  $3,610,206  $3,067,123  $     310,181

  Stock options compensation                                          35,223            -      35,223           -              -

  Comprehensive income:
    Net income                               $      391,181          391,181            -           -     391,181              -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on
        securities available for sale, net
        of reclassification adjustment             (192,760)        (192,760)           -           -           -       (192,760)
                                             ---------------  ---------------  ----------  ----------  ----------  --------------

    Total comprehensive income               $      198,421
                                             ===============

BALANCE, March 31, 2003                                       $   10,629,944   $3,408,790  $3,645,429  $3,458,304  $     117,421
                                                              ===============  ==========  ==========  ==========  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                         (unaudited)

                                                                      Three Months Ended
                                                                  ---------------------------
                                                                    March 31,     March 31,
                                                                      2003           2002
                                                                  -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                      $    391,181   $   285,749
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                        110,000        80,000
      Depreciation and amortization                                     40,345        53,520
      Stock options compensation                                        35,223        37,352
      Net amortization on securities                                    98,778        42,425
      Gain on sale of securities                                      (183,804)       (2,825)
      Deferred income taxes                                            (39,518)      (12,308)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                      9,418         5,316
        Accrued interest payable                                       (11,981)      (75,868)
        Other assets and liabilities                                  (199,491)     (460,268)
                                                                  -------------  ------------

          Net cash provided by (used in) operating activities          250,151       (46,907)
                                                                  -------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans                                  (1,813,542)    1,256,656
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                    9,895,101     1,295,074
  Proceeds from sales of available-for-sale securities               3,603,824     3,499,000
  Purchase of available-for-sale securities                        (13,541,353)   (3,692,060)
  Purchase of Federal Home Bank stock                                  (38,200)            -
  Purchase of premises and equipment                                   (38,049)      (17,585)
                                                                  -------------  ------------

          Net cash provided by (used in) investing activities       (1,932,219)    2,341,085
                                                                  -------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in deposits                                             557,817    (8,516,350)
  Net decrease in securities sold under agreements to repurchase      (520,837)            -
  Payments on Federal Home Loan Bank advances                       (1,000,000)            -
  Exercise of stock options                                                  -        32,520
                                                                  -------------  ------------

          Net cash used in financing activities                       (963,020)   (8,483,830)
                                                                  -------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,645,088)   (6,189,652)

CASH AND CASH EQUIVALENTS, beginning of period                      14,499,445    14,963,268
                                                                  -------------  ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 11,854,357   $ 8,773,616
                                                                  =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $    739,990   $   848,238
    Income taxes                                                       158,002             -
                                                                  =============  ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2002.

NOTE  2  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia. The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

At March 31, 2003, the Company had net unrealized gains of $189,388 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $117,421. There were no trading securities. The net decrease in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002, to March 31, 2003, was $192,760.

NOTE  4  -  BORROWED  FUNDS
---------------------------

In September 2000, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires quarterly interest payments at an interest rate of
6.09 percent, and matures on September 15, 2010. This note is subject to an early conversion option effective September 15, 2003, which allows the Federal Home Loan Bank to covert this note into a floating rate advance tied to the LIBOR rate. The note is secured by specifically identified single-family first mortgage loans.

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

NOTE  5  -  STOCK  OPTION  PLAN
-------------------------------

The Company has a stock option plan that provides for both incentive stock options and nonqualified stock options. The maximum number of shares that can be issued or optioned under the plan is 200,000 shares. In the case of incentive stock options, the exercise price shall not be less than 100 percent (110 percent for persons owning more than 10 percent of the Company's outstanding common stock) of the fair market value of the common stock on the date of grant. In the case of nonqualified stock options, the purchase price may be equal to, less than, or more than the fair market value of the common stock on the date of grant. All options have been granted at the fair market value of the shares at the date of grant. If not exercised, the options will expire from 2009 to 2011.

Prior to 2002, the Company accounted for its stock option plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation was reflected in previously issued results, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fourth quarter of 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for stock-based employee compensation. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995.

A summary of activity in the Company's stock option plan for the period ended March 31, 2003, is as follows:

                                                                 Weighted
                                                                  Average
                                                       Number    Exercise
                                                      of Shares    Price
                                                      ---------  ---------

  Unexercised options outstanding, December 31, 2002    166,300  $   12.08

    Stock options granted                                     -          -

    Stock options forfeited                                   -          -
                                                      ---------

  Unexercised options outstanding, March 31, 2003       166,300      12.08
                                                      =========

Under the plan, options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At March 31, 2003, the number of options exercisable is 125,240. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 6.18 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the three-month periods ended March 31, 2003 and 2002, were $35,223 and $37,352, respectively.

NOTE  6  -RECENTLY  ISSUED  ACCOUNTING  STANDARDS
-------------------------------------------------

In December of 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has voluntarily elected to change to the fair value method. The accompanying consolidated financial statements include stock option expense, and the required disclosures are provided.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2003, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

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

EARNINGS  SUMMARY

The Company's net income for the three months ended March 31, 2003 and 2002 was $391,181 and $285,749, respectively. The increase in net income resulted primarily from net loan growth and from an increased net interest margin.

RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $1,952,929 and $1,882,350 for the three months ended March 31, 2003 and 2002, respectively. The increase in interest income has resulted from overall loan growth during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the three months ended March 31, 2003 and 2002 was $728,009 and $772,370, respectively. The decrease in interest expense is a result of a continued decline in interest rates during the past year. The Bank had successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $110,000 for the three months ended March 31, 2003. The allowance for loan losses as a percent of outstanding loans was 1.45 percent at March 31, 2003, and 1.37 percent at December 31, 2002.

NONINTEREST  INCOME

Noninterest income for the three months ended March 31, 2003 and 2002 was $568,298 and $233,431, respectively. Noninterest income consisted primarily of service charges on customer deposits ($224,480 for the first three months of 2003 and $110,225 for the same period in 2002), mortgage loan fees ($125,579 for the first three months of 2003 and $93,219 for the same period in 2002), Gains on sales of securities ($183,804 for the first three months of 2003 and $2,825 for the same period in 2002), ATM and credit card fees, and rental of safe deposit boxes. The increase resulted from significantly greater gains on sales of securities and an increase in the Bank's fee structure.

NONINTEREST  EXPENSE

Noninterest expense totaled $1,085,878 and $841,816 for the three months ended March 31, 2003 and 2002, respectively. The increase reflects the hiring of additional staff and the increase in other salary and benefit expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $206,159 and $135,846 have been provided for the three months ended March 31, 2003 and 2002, respectively. The increase is a direct result of an increase in taxable income in 2003 as compared to 2002.

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

Securities and federal funds sold decreased $3,767,295 or 10.2 percent from December 31, 2002, to March 31, 2003. The securities portfolio may be adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at March 31, 2003 and December 31, 2002 were $29,217,146 and $29,374,441, respectively, reflecting a decrease of $157,295. Federal funds sold decreased from $7,450,000 at December 31, 2002, to $3,840,000 at March 31, 2003. This decline is related to the increase in loans during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at March 31, 2003. At March 31, 2003, the Company had outstanding loans amounting to $94,309,652 net of its allowance for loan losses, or 67.2 percent of total assets, compared to net loans of $92,606,110, or 65.5 percent of total assets at December 31, 2002. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At March 31, 2003, the Company had nonperforming assets of $310,046, which was 22.3 percent of the loan loss allowance of $1,389,559. Nonperforming assets were 0.32 percent of all loans and 0.22 percent of total assets. At December 31, 2002, the Company had nonperforming assets of $508,000, which was 39.3 percent of the loan loss allowance of $1,291,097. Nonperforming assets were .32 percent of all loans and .36 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,926,564 at March 31, 2003, a decrease of $3,496 from December 31, 2002. The decrease results primarily from the depreciation of $40,345 outpacing the additions of new fixed assets.

The Bank leases the site for its main office at the rate of $2,089 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $714,525 at March 31, 2003, a decrease of $9,418 from December 31, 2002. The decrease is due to slightly lower overall interest rates on earning assets during 2003.

Other assets consist primarily of prepaid expenses and deferred income taxes. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 2003, the Company had outstanding deposits of $122,548,815 compared to $121,990,998 at December 31, 2002. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,816,038 at December 31, 2002, to $9,992,645 at March 31, 2003. Time
deposits  of  $100,000  or  more  decreased  by  $1,697,703.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $11,981 from December 31, 2002, to March 31, 2003. The decrease is due to slightly lower interest rates in 2003 and lower balances in interest-bearing deposits.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $233,644 from December 31, 2002, to March 31, 2003, due in part to net income of $391,181 for the three months ended March 31, 2003. The equity adjustment for unrealized gains on securities available-for-sale decreased $192,760 during the three months ended March 31, 2003. This decrease is mostly due to the recognized earnings of $183,804 on the sale of securities during the same period.

RELATED  PARTY  TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to directors, executive officers, and principal shareholders totaled $1,882,000 at March 31, 2003.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At March 31, 2003, commitments under standby letters of credit and undisbursed loan commitments aggregated $15,067,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $49.5 million at March 31, 2003. Securities maturing in one year or less totaled approximately $2.5 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.0 million. At March 31, 2003, no federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities, amounted to $10.96 million at March 31, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $12.3 million at March 31, 2003. The percentage ratios as calculated under FDIC guidelines were 10.37 percent and 11.69 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at March 31, 2003. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM  3.  CONTROLS  AND  PROCEDURES

At March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, and there have been no significant deficiencies or material weaknesses requiring corrective action.

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

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than December 1, 2003, to be included in the 2004 proxy materials. A stockholder must notify the Company before February 1, 2004, of a proposal for the 2004 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 1, 2004, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

      Exhibit Number       Description of Exhibit
      --------------       ----------------------
            11             Computation of Net Income Per Share

           99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.


               /s/  Robert  G.  Peck                     May  5,  2003
               ----------------------                    -------------
               Robert G. Peck,                           Date
               President and CEO
               (Principal Executive Officer)



               /s/  Harle  B.  Green                     May  5,  2003
               ----------------------                    -------------
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

                                                /s/ Robert G. Peck
                                                ------------------
                                                   Robert G. Peck
                                                   President and CEO
May 5, 2003

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

                                                /s/ Harle B. Green
                                                ------------------
                                                   Harle B. Green
                                                   Chairman and CFO
May 5, 2003