Form 10QSB
period 2003-06-30
GATEWAY BANCSHARES INC /GA/
filed 2003-08-13
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class
               -----

     Common Stock, $5.00 par value              657,638     as of August 8, 2003


Transitional  Small  Business  Disclosure  Format:     Yes  [   ]     No  [ X ]

                                   GATEWAY BANCSHARES, INC.

                                  June 30, 2003 Form 10-QSB


                                      TABLE OF CONTENTS



                                                                                    Page No.
                                                                                    --------
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (unaudited)

                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Income . . . . . . . . . . . . . . . .    4

                  Consolidated Statement of Changes in Stockholders' Equity . . . .    5

                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . .    6

                  Notes to Consolidated Financial Statements  . . . . . . . . . . .    7

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . .    9

  Item 3.         Controls and Procedures . . . . . . . . . . . . . . . . . . . . .   16

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   16

  Item 2.         Changes in Securities and Use of Proceeds . . . . . . . . . . . .   16

  Item 3.         Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   16

  Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . .   16

  Item 5.         Other Information . . . . . . . . . . . . . . . . . . . . . . . .   16

  Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   17

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

  Certifications  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                    * * * * *

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                 CONSOLIDATED  BALANCE  SHEETS


                                                                 June 30, 2003    December 31,
                                                                   (unaudited)       2002
                                                                ---------------  --------------
ASSETS
  Cash and due from banks                                       $    6,161,479   $   7,049,445
  Federal funds sold                                                   800,000       7,450,000
  Securities available-for-sale                                     32,223,514      29,374,441
  Federal Home Loan Bank stock, at cost                                298,200         260,000
  Loans                                                            101,303,057      93,897,207
  Allowance for loan losses                                         (1,524,240)     (1,291,097)
                                                                ---------------  --------------
  Net loans                                                         99,778,817      92,606,110

  Premises and equipment, net                                        2,933,003       2,930,060
  Accrued interest                                                     729,751         723,943
  Other assets                                                       1,135,821       1,077,919
                                                                ---------------  --------------

      Total assets                                              $  144,060,585   $ 141,471,918
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                         $   11,731,136   $   7,816,038
    Interest-bearing                                               114,723,277     114,174,960
                                                                ---------------  --------------

      Total deposits                                               126,454,413     121,990,998

  Long-term borrowings:
    Federal Home Loan Bank advances                                  3,000,000       4,000,000
    Notes payable                                                    1,100,000         800,000
  Securities sold under agreements to repurchase                     2,315,971       3,202,343
  Accrued interest                                                     271,383         288,629
  Other liabilities                                                    391,598         793,648
                                                                ---------------  --------------

      Total liabilities                                            133,533,365     131,075,618
                                                                ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares authorized,
    shares issued and outstanding of 657,638 at June 30, 2003
    and 681,758 at December 31, 2002)                                3,288,190       3,408,790
  Additional paid-in capital                                         3,305,748       3,610,206
  Retained earnings                                                  3,803,128       3,067,123
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                   130,154         310,181
                                                                ---------------  --------------

      Total stockholders' equity                                    10,527,220      10,396,300
                                                                ---------------  --------------

      Total liabilities and stockholders' equity                $  144,060,585   $ 141,471,918
                                                                ===============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                  GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                                  (unaudited)



                                                                    Three Months Ended      Six Months Ended
                                                                 ----------------------  ----------------------
                                                                  June 30,    June 30,    June 30,    June 30,
                                                                    2003        2002        2003        2002
                                                                 ----------  ----------  ----------  ----------
INTEREST INCOME
  Loans                                                          $1,827,774  $1,573,775  $3,536,114  $3,167,043
  Interest on securities:
    Taxable interest                                                182,094     271,467     382,066     529,980
    Nontaxable interest                                              33,580      22,075      62,939      39,905
  Interest on federal funds sold                                     16,028      17,399      31,286      30,138
                                                                 ----------  ----------  ----------  ----------

      Total interest income                                       2,059,476   1,884,716   4,012,405   3,767,066
                                                                 ----------  ----------  ----------  ----------

INTEREST EXPENSE
  Interest on deposits                                              681,862     680,226   1,366,564   1,408,266
  Interest on notes payable                                             694      12,195       9,194      24,390
  Interest on Federal Home Loan Bank advances                        30,316      29,622      60,300      58,742
  Interest on federal funds purchased and securities sold under
    agreement to repurchase                                           3,422           -       8,245       3,015
                                                                 ----------  ----------  ----------  ----------

      Total interest expense                                        716,294     722,043   1,444,303   1,494,413
                                                                 ----------  ----------  ----------  ----------

NET INTEREST INCOME                                               1,343,182   1,162,673   2,568,102   2,272,653
  Provision for loan losses                                         150,000      75,000     260,000     155,000
                                                                 ----------  ----------  ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,193,182   1,087,673   2,308,102   2,117,653
                                                                 ----------  ----------  ----------  ----------

NONINTEREST INCOME
  Service charges on deposits                                       233,839     156,269     458,319     266,494
  Mortgage loan fees                                                153,596      82,962     279,174     176,181
  Insurance commissions                                               2,866       2,860       7,537       7,585
  Gains on sale of securities                                             -       5,788     183,804       8,613
  Other income                                                       33,689      30,594      63,454      53,031
                                                                 ----------  ----------  ----------  ----------

      Total noninterest income                                      423,990     278,473     992,288     511,904
                                                                 ----------  ----------  ----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                                    640,898     541,015   1,275,089   1,040,711
  Occupancy expense                                                  47,343      43,512      96,859      90,358
  Furniture and equipment expense                                    47,881      45,782      91,928     100,254
  Other operating expenses                                          332,129     278,476     690,253     519,278
                                                                 ----------  ----------  ----------  ----------

      Total noninterest expense                                   1,068,251     908,785   2,154,129   1,750,601
                                                                 ----------  ----------  ----------  ----------

Income before income taxes                                          548,921     457,361   1,146,261     878,956
Income taxes                                                        204,097     156,240     410,256     292,086
                                                                 ----------  ----------  ----------  ----------

      Net income                                                 $  344,824  $  301,121  $  736,005  $  586,870
                                                                 ==========  ==========  ==========  ==========


EARNINGS PER COMMON SHARE, PRIMARY AND FULLY DILUTED

  Net income per common share                                    $     0.51  $     0.44  $     1.08  $     0.86

  Basic weighted average shares outstanding                         681,461     681,758     681,608     681,668

  Diluted earnings per common share                              $     0.49  $     0.44  $     1.02  $     0.85

  Diluted weighted average shares outstanding                       707,258     689,660     720,789     689,886

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                            GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (unaudited)



                                                                                                                    Accumulated
                                                                  Total                  Additional                    Other
                                              Comprehensive   Stockholders'   Common       Paid-in      Retained   Comprehensive
                                                  Income         Equity        Stock       Capital      Earnings       Income
                                             ---------------  ------------  -----------  -----------  -----------  --------------
BALANCE, December 31, 2002                                    $10,396,300   $3,408,790   $3,610,206   $ 3,067,123  $     310,181

  Stock options compensation                                       59,792            -       59,792             -              -

  Exercise of stock options                                       122,060       50,650       71,410             -              -

  Repurchases of common stock, at cost                           (606,910)    (171,250)    (435,660)            -              -

  Comprehensive income:
    Net income                               $      736,005       736,005            -            -       736,005              -

    Other comprehensive income, net of tax:
      Unrealized holding gains (losses) on
        securities available for sale, net
        of reclassification adjustment             (180,027)     (180,027)           -            -             -       (180,027)
                                             ---------------  ------------  -----------  -----------  -----------  --------------

    Total comprehensive income               $      555,978
                                             ===============

BALANCE, June 30, 2003                                        $10,527,220   $3,288,190   $3,305,748   $ 3,803,128  $     130,154
                                                              ============  ===========  ===========  ===========  ==============

The  Notes  to  Consolidated  Financial  Statements  are  an  integral  part  of  these  statements.

                         GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                         (unaudited)

                                                                       Six  Months Ended
                                                                  ---------------------------
                                                                    June 30,       June 30,
                                                                      2003           2002
                                                                  -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                      $    736,005   $   586,870
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                        260,000       155,000
      Depreciation and amortization                                     81,601        98,040
      Stock options compensation                                        59,792        74,704
      Net amortization on securities                                   235,036        99,054
      Gain on sale of securities                                      (183,804)       (8,613)
      Deferred income taxes                                            (79,716)      (24,615)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                     (5,808)       96,727
        Accrued interest payable                                       (17,246)      (69,336)
        Other assets and liabilities                                  (269,896)     (600,640)
                                                                  -------------  ------------

          Net cash provided by operating activities                    815,964       407,191
                                                                  -------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans                                  (7,432,707)    1,079,576
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                   11,265,729     2,761,365
  Proceeds from sales of available-for-sale securities               7,595,101     5,006,000
  Purchase of available-for-sale securities                        (22,051,502)   (8,078,510)
  Purchase of Federal Home Loan Bank stock                             (38,200)            -
  Purchase of premises and equipment                                   (84,544)      (32,859)
                                                                  -------------  ------------

          Net cash provided by (used in) investing activities      (10,746,123)      735,572
                                                                  -------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                4,463,415    (7,194,063)
  Net decrease in securities sold under agreements to repurchase      (886,372)            -
  Proceeds from notes payable                                          300,000             -
  Payments on Federal Home Loan Bank advances                       (1,000,000)            -
  Repurchases of common stock                                         (606,910)            -
  Exercise of stock options                                            122,060        32,520
                                                                  -------------  ------------

          Net cash provided by (used in) financing activities        2,392,193    (7,161,543)
                                                                  -------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (7,537,966)   (6,018,780)

CASH AND CASH EQUIVALENTS, beginning of period                      14,499,445    14,963,268
                                                                  -------------  ------------

CASH AND CASH EQUIVALENTS, end of period                          $  6,961,479   $ 8,944,488
                                                                  =============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $  1,461,549   $ 1,563,749
    Income taxes                                                       538,232       274,740
                                                                  =============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2003

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2002.

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

At June 30, 2003, the Company had net unrealized gains of $209,925 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $130,154. There were no trading securities at June 30, 2003. The net decrease in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002, to June 30, 2003, was $180,027.

NOTE  4  -  BORROWED  FUNDS
---------------------------


In September 2000, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires quarterly interest payments at an interest rate of
6.09 percent, and matures on September 15, 2010. This note is subject to an early conversion option effective September 15, 2003, which allows the Federal Home Loan Bank to covert this note into a floating rate advance tied to the LIBOR rate. The note is secured by a blanket lien on single-family first mortgage loans.

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

In June 2003, the Company obtained a $300,000 loan from Gilmer County Bank to fund the repurchase of Company stock. The note requires quarterly interest payments at the prime interest rate with the rate not being less than 4.25%. Principal is due in full on June 16, 2004. The note is secured by 600,000 shares of Gateway Bank & Trust common stock.


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

A summary of activity in the Company's stock option plan for the period ended June 30, 2003, is as follows:


                                                                      Weighted
                                                                       Average
                                                           Number     Exercise
                                                          of Shares     Price
                                                         -----------  ---------

     Unexercised options outstanding, December 31, 2002     166,300   $   12.08

        Stock options exercised                             (10,130)      12.05

        Stock options forfeited                             ( 5,420)      12.00
                                                         -----------  ---------

     Unexercised options outstanding, June 30, 2003      $  150,750       12.09
                                                         ===========  =========

Each of the outstanding options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At June 30, 2003, the number of options exercisable is 115,400. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 5.93 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the six-month periods ended June 30, 2003 and 2002, were $59,792 and $74,704, respectively.

NOTE  6  -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------------------

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2003, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

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

CRITICAL  ACCOUNTING  POLICIES

Management has determined that the accounting for the allowance for loan and lease losses is a critical accounting policy with respect to the determination of financial condition and reporting of results of operations.

Management determines the required allowances by classifying loans according to credit quality and collateral security and applying historical loss percentages to each category. Additionally, as necessary, management determines specific allowances related to impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A key component in the accounting policy is management's ability to timely identify changes in credit quality, which may impact the Company's financial results.

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated loan and lease losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Bank's loan portfolio by both internal personnel and a third party review firm. The Bank's loan portfolio consists mostly of commercial and real estate loans to companies in various industries, whose financial performance may be impacted differently by the local, regional or national economies and stage of the economic cycle. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the diversification of the loan portfolio and the Bank's normal collateral requirements for such loans. While management uses available information to recognize losses on loans and leases, future adjustments in the allowance may be necessary based on changes in economic conditions, which could have a significant detrimental impact to the Company's financial condition and results of operation. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loans and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgment about information available to them at the time of their examination.

EARNINGS  SUMMARY

The Company's net income for the six months ended June 30, 2003 and 2002 was $736,005 and $586,780, respectively. The increase in net income resulted primarily from net loan growth and from an increased net interest margin.

RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $4,012,405 and $3,767,066 for the six months ended June 30, 2003 and 2002, respectively. The increase in interest income is a result of overall loan growth during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the six months ended June 30, 2003 and 2002 was $1,444,303 and $1,494,413, respectively. The decrease in interest expense is a result of a continued decline in interest rates during the past year. The Bank had successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $260,000 for the six months ended June 30, 2003. The allowance for loan losses as a percent of outstanding loans was 1.50 percent at June 30, 2003, and 1.37 percent at December 31, 2002.

NONINTEREST  INCOME

Noninterest income for the six months ended June 30, 2003 and 2002 was $992,288 and $511,904, respectively. Noninterest income consisted primarily of service charges on customer deposits ($458,319 for the first six months of 2003 and $266,494 for the same period in 2002), mortgage loan fees ($279,174 for the first six months of 2003 and $176,181 for the same period in 2002), gains on sales of securities ($183,804 for the first six months of 2003 and $8,613 for the same period in 2002), ATM and credit card fees, and rental of safe deposit boxes. The increase resulted from significantly greater gains on sales of securities and an increase in the Bank's fee structure.

NONINTEREST  EXPENSE

Noninterest expense totaled $2,154,129 and $1,750,601 for the six months ended June 30, 2003 and 2002, respectively. The increase reflects the hiring of additional staff and the increase in other salary and benefit expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, printing and postage and other miscellaneous expenses.

INCOME  TAXES

Income taxes of $410,256 and $292,086 have been provided for the six months ended June 30, 2003 and 2002, respectively. The increase is a direct result of an increase in taxable income in 2003 as compared to 2002.

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

Securities and federal funds sold decreased $3,800,927 or 10.3 percent from December 31, 2002, to June 30, 2003. The securities portfolio may be adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at June 30, 2003 and December 31, 2002 were $32,223,514 and $29,374,441, respectively, reflecting  an  increase  of  $2,849,073.  Federal  funds  sold  decreased  from
$7,450,000
at December 31, 2002, to $800,000 at June 30, 2003. This decline is related to the increase in loans during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at June 30, 2003. At June 30, 2003, the Company had outstanding loans amounting to $99,778,817 net of its allowance for loan losses, or 69.3 percent of total assets, compared to net loans of $92,606,110, or 65.5 percent of total assets at December 31, 2002. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At June 30, 2003, the Company had nonperforming assets of $249,822, which was 16.4 percent of the loan loss allowance of $1,524,240. Nonperforming assets were .25 percent of all loans and .17 percent of total assets. At December 31, 2002, the Company had nonperforming assets of $508,000, which was 39.3 percent of the loan loss allowance of $1,291,097. Nonperforming assets at December 31, 2002 were .55 percent of all loans and .36 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,933,003 at June 30, 2003, an increase of $2,943 from December 31, 2002. The increase results primarily from the additions of new fixed assets outpacing the depreciation of $81,601.

The Bank leases the site for its main office at the rate of $2,089 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $729,751 at June 30, 2003, a decrease of $5,808 from December 31, 2002. The decrease is due to slightly lower overall interest rates on earning assets during 2003.

Other assets consist primarily of prepaid expenses, deferred income taxes, and other real estate. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 2003, the Company had outstanding deposits of $126,454,413 compared to $121,990,998 at December 31, 2002. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,816,038 at December 31, 2002, to $11,731,136 at June 30, 2003. Time
deposits  of  $100,000  or  more  decreased  by  $2,649,343.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $17,246 from December 31, 2002, to June 30, 2003. The decrease is due to slightly lower interest rates in 2003 and lower balances in interest-bearing deposits.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $130,920 from December 31, 2002, to June 30, 2003, due in part to net income of $736,005 for the six months ended June 30, 2003. The equity adjustment for unrealized gains on securities available-for-sale decreased $180,027 during the six months ended June 30, 2003. This decrease is mostly due to the recognized earnings of $183,804 on the sale of securities during the same period.

On April 30, 2003, the Company initiated a tender offer to repurchase up to 110,000 shares of its outstanding common stock, par value $5.00, at a price of $17.72 per share. The tender offer expired on May 30, 2003. A total of 34,250 shares of the Company's Common Stock were repurchased at a total cost of $606,910.

RELATED  PARTY  TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to directors, executive officers, and principal shareholders totaled $1,672,000 at June 30, 2003.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At June 30, 2003, commitments under standby letters of credit and undisbursed loan commitments aggregated $20,472,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $52.5 million at June 30, 2003. Securities maturing in one year or less totaled approximately $2.0 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.0 million. At June 30, 2003, no federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities, amounted to $11.34 million at June 30, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $12.7 million at June 30, 2003. The percentage ratios as calculated under FDIC guidelines were 10.32 percent and 11.57 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at June 30, 2003. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM 3. CONTROLS AND PROCEDURES

At June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003, and there have been no significant deficiencies or material weaknesses requiring corrective action.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2003, the Company held its annual meeting of shareholders at which the following director nominees were elected to a one-year term by the votes indicated:

     Directors           Votes For  Votes Withheld
     ---------           ---------  --------------
Jack J. Babb               491,854      - 250 -
William H. H. Clark        491,854      - 250 -
Jeanette W. Dupree         491,854      - 250 -
James Arthell Gray, Sr.    491,854      - 250 -
Harle B. Green             491,854      - 250 -
Danny Ray Jackson          491,854      - 250 -
Ernest Kresch              491,354      - 750 -
Robert G. Peck             491,854      - 250 -

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

       Exhibit Number     Description of Exhibit
       --------------     ----------------------

             11           Computation of Net Income Per Share

             31 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY  BANCSHARES,  INC.




               /s/ Robert G. Peck                           August 8, 2003
               -------------------                          ---------------
               Robert  G.  Peck,                            Date
               President  and  CEO
               (Principal  Executive  Officer)



               /s/  Harle  B.  Green                        August  8,  2003
               ----------------------                       ----------------
               Harle  B.  Green,                            Date
               Chairman  and  Chief  Financial  Officer
               (Principal  Financial  Officer)