Form 10QSB
period 2003-09-30
GATEWAY BANCSHARES INC /GA/
filed 2003-11-13
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class
               -----

     Common Stock, $5.00 par value             655,638    as of November 7, 2003


Transitional Small Business Disclosure Format: Yes [ ]     No [X]

                            GATEWAY BANCSHARES, INC.

                         September 30, 2003 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                       ---------
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

                                    * * * * *

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                    CONSOLIDATED  BALANCE  SHEETS


                                                                      September 30,
                                                                          2003         December 31,
                                                                      (unaudited)          2002
                                                                     ---------------  --------------
ASSETS
  Cash and due from banks                                            $    5,902,608   $   7,049,445
  Federal funds sold                                                        600,000       7,450,000
  Securities available-for-sale                                          30,319,746      29,374,441
  Federal Home Loan Bank stock, at cost                                     298,200         260,000
  Loans                                                                 108,870,032      93,897,207
  Allowance for loan losses                                              (1,511,423)     (1,291,097)
                                                                     ---------------  --------------
  Net loans                                                             107,358,609      92,606,110

  Premises and equipment, net                                             2,988,632       2,930,060
  Accrued interest                                                          787,965         723,943
  Other assets                                                            1,295,824       1,077,919
                                                                     ---------------  --------------

      Total assets                                                   $  149,551,584   $ 141,471,918
                                                                     ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                              $   13,507,462   $   7,816,038
    Interest-bearing                                                    118,382,203     114,174,960
                                                                     ---------------  --------------

      Total deposits                                                    131,889,665     121,990,998

  Federal Home Loan Bank advances                                         2,500,000       4,000,000
  Notes payable                                                           1,100,000         800,000
  Securities sold under agreements to repurchase                          2,626,135       3,202,343
  Accrued interest                                                          257,772         288,629
  Other liabilities                                                         480,121         793,648
                                                                     ---------------  --------------

      Total liabilities                                                 138,853,693     131,075,618
                                                                     ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares authorized,
    shares issued and outstanding of 655,638 at September 30, 2003
    and 681,758 at December 31, 2002)                                     3,278,190       3,408,790
  Additional paid-in capital                                              3,304,704       3,610,206
  Retained earnings                                                       4,200,057       3,067,123
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                        (85,060)        310,181
                                                                     ---------------  --------------

      Total stockholders' equity                                         10,697,891      10,396,300
                                                                     ---------------  --------------

      Total liabilities and stockholders' equity                     $  149,551,584   $ 141,471,918
                                                                     ===============  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                          GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                              CONSOLIDATED  STATEMENTS  OF  INCOME
                                                          (unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                 ------------------------------  ------------------------------
                                                                 September 30,   September 30,   September 30,   September 30,
                                                                      2003            2002            2003            2002
                                                                 --------------  --------------  --------------  --------------

INTEREST INCOME
  Loans                                                          $    1,953,660  $    1,631,472  $    5,489,774  $    4,798,515
  Interest on securities:
    Taxable interest                                                    160,431         262,251         542,497         792,231
    Nontaxable interest                                                  37,939          27,457         100,878          67,362
  Interest on federal funds sold                                          2,985           8,613          34,271          38,751
                                                                 --------------  --------------  --------------  --------------

      Total interest income                                           2,155,015       1,929,793       6,167,420       5,696,859
                                                                 --------------  --------------  --------------  --------------

INTEREST EXPENSE
  Interest on deposits                                                  669,724         669,629       2,036,288       2,077,895
  Interest on notes payable                                              10,386          12,195          19,580          36,585
  Interest on Federal Home Loan Bank advances                            29,730          34,579          90,030          93,321
  Interest on securities sold under agreement to repurchase and
    on federal funds purchases                                            7,455             495          15,700           3,510
                                                                 --------------  --------------  --------------  --------------

      Total interest expense                                            717,295         716,898       2,161,598       2,211,311
                                                                 --------------  --------------  --------------  --------------

NET INTEREST INCOME                                                   1,437,720       1,212,895       4,005,822       3,485,548
  Provision for loan losses                                             200,000          90,000         460,000         245,000
                                                                 --------------  --------------  --------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   1,237,720       1,122,895       3,545,822       3,240,548
                                                                 --------------  --------------  --------------  --------------

NONINTEREST INCOME
  Service charges on deposits                                           270,832         196,368         729,151         462,862
  Mortgage loan fees                                                    165,483         105,650         444,657         281,831
  Insurance commissions                                                   2,510           3,271          10,047          10,856
  Gains (losses) on sale of securities                                   29,337               -         213,141           8,613
  Other income                                                           31,658          31,363          95,112          84,394
                                                                 --------------  --------------  --------------  --------------

      Total noninterest income                                          499,820         336,652       1,492,108         848,556
                                                                 --------------  --------------  --------------  --------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                        658,845         584,198       1,933,934       1,624,909
  Occupancy expense                                                      69,246          54,474         166,105         144,832
  Furniture and equipment expense                                        51,010          43,376         142,938         143,630
  Other operating expenses                                              382,317         267,802       1,072,570         787,080
                                                                 --------------  --------------  --------------  --------------

      Total noninterest expense                                       1,161,418         949,850       3,315,547       2,700,451
                                                                 --------------  --------------  --------------  --------------

Income before income taxes                                              576,122         509,697       1,722,383       1,388,653
Income taxes                                                            179,193         177,182         589,449         469,269
                                                                 --------------  --------------  --------------  --------------

      Net income                                                 $      396,929  $      332,515  $    1,132,934  $      919,384
                                                                 ==============  ==============  ==============  ==============

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                                    $         0.60  $         0.49  $         1.68  $         1.35

  Basic weighted average shares outstanding                             658,171         681,758         673,711         681,698

  Diluted earnings per common share                              $         0.57  $         0.48  $         1.59  $         1.35

  Diluted weighted average shares outstanding                           697,554         685,807         713,698         681,698


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                           GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (unaudited)



                                                                                                                 Accumulated
                                                            Total                     Additional                    Other
                                       Comprehensive    Stockholders'     Common       Paid-in      Retained    Comprehensive
                                          Income           Equity          Stock       Capital      Earnings       Income
                                      ---------------  ---------------  -----------  ------------  ----------  ---------------
BALANCE, December 31, 2002                             $   10,396,300   $3,408,790   $ 3,610,206   $3,067,123  $      310,181

    Stock options compensation                                 89,688            -        89,688            -               -

    Exercise of stock options                                 134,560       55,650        78,910            -               -

    Repurchases of common                                    (660,350)    (186,250)     (474,100)           -               -
        stock, at cost

    Comprehensive income:
      Net income                      $    1,132,934        1,132,934            -             -    1,132,934               -

  Other comprehensive income,
    net of tax: 'Unrealized
     holding gains (losses) on
      securities available for sale,
       net of reclassification
         adjustment                         (395,241)        (395,241)           -             -            -        (395,241)
                                      ---------------  ---------------  -----------  ------------  ----------  ---------------

  Total comprehensive income          $      737,693
                                      ===============

BALANCE, September 30, 2003                            $   10,697,891   $3,278,190   $ 3,304,704   $4,200,057  $      (85,060)
                                                       ===============  ===========  ============  ==========  ===============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                 (unaudited)


                                                                                    Nine Months Ended
                                                                             --------------------------------
                                                                              September 30,    September 30,
                                                                                  2003             2002
                                                                             ---------------  ---------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                 $    1,132,934   $      919,384
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                                     460,000          245,000
      Depreciation and amortization                                                 124,854          137,417
      Stock options compensation                                                     89,688          112,056
      Net amortization on securities                                                385,094          165,662
      Gain on sale of securities                                                   (213,142)          (8,613)
      Deferred income taxes                                                        (119,574)         (36,922)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                                 (64,022)          36,575
        Accrued interest payable                                                    (30,857)         (79,308)
        Other assets and liabilities                                               (169,613)        (339,112)
                                                                             ---------------  ---------------

          Net cash provided by operating activities                               1,595,362        1,152,139
                                                                             ---------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                                         (15,212,499)      (6,330,151)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                                15,369,745        4,120,744
  Proceeds from sales of available-for-sale securities                           10,380,568        6,236,000
  Purchase of available-for-sale securities                                     (27,505,056)     (15,043,694)
  Purchase of Federal Home Loan Bank stock                                          (38,200)           8,500
  Purchase of premises and equipment                                               (183,426)         (52,691)
                                                                             ---------------  ---------------

          Net cash used in investing activities                                 (17,188,868)     (11,061,292)
                                                                             ---------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                             9,898,667       (6,642,193)
  Net increase (decrease) in securities sold under agreements to repurchase        (576,208)       2,667,701
  Proceeds from federal funds purchased                                                   -        1,000,000
  Proceeds from Federal Home Loan Bank advances                                           -        2,000,000
  Payments on Federal Home Loan Bank advances                                    (1,500,000)               -
  Proceeds from notes payable                                                       300,000                -
  Payments on notes payable                                                               -         (200,000)
  Repurchases of common stock                                                      (660,350)               -
  Exercise of stock options                                                         134,560           32,520
                                                                             ---------------  ---------------

          Net cash provided by (used in) financing activities                     7,596,669       (1,141,972)
                                                                             ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (7,996,837)     (11,051,125)

CASH AND CASH EQUIVALENTS, beginning of period                                   14,499,445       14,963,268
                                                                             ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                                     $    6,502,608   $    3,912,143
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                 $    2,192,455   $    2,290,619
    Income taxes                                                                    780,632          448,740
                                                                             ===============  ===============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2002.

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

At September 30, 2003, the Company had net unrealized losses of $137,195 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $85,060. There were no trading securities at September 30, 2003. The net decrease in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2002, to September 30, 2003, was $395,241.

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

In August 2002, the Bank obtained four additional advances of $500,000 each from the Federal Home Loan Bank. One advance with an interest rate of 2.24 percent was paid at maturity on August 27, 2003. The three remaining notes require monthly interest payments at rates of 2.73 percent, 3.33 percent, and 3.84 percent. These notes have staggered maturities of August 27, 2004, August 29, 2005, and August 28, 2006, respectively. All advances are secured by securities held by the Federal Home Loan Bank.

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

A summary of activity in the Company's stock option plan for the period ended September 30, 2003, is as follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                          ----------  ---------

     Unexercised options outstanding, December 31, 2002     166,300   $   12.08

          Stock options exercised                           (11,130)      12.09

          Stock options forfeited                            (7,420)      12.20
                                                          ----------  ---------

     Unexercised options outstanding, September 30, 2003    147,750   $   12.07
                                                          ==========  =========

Each of the outstanding options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At September 30, 2003, the number of options exercisable is 114,000. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 5.68 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the nine-month periods ended September 30, 2003 and 2002 were $89,688 and $112,056, respectively.

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

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2003, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

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

EARNINGS  SUMMARY

The Company's net income for the nine months ended September 30, 2003 and 2002 was $1,132,934 and $919,384, respectively. The increase in net income resulted primarily from net loan growth, an increased net interest margin, and an increase in deposit service charges and mortgage loan fees.

RESULTS  OF  OPERATIONS

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $6,167,420 and $5,696,859 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest income is a result of overall loan growth during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the nine months ended September 30, 2003 and 2002 was $2,161,598 and $2,211,311, respectively. The decrease in interest expense is a result of a continued decline in interest rates during the past year. The Bank has successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $460,000 for the nine months ended September 30, 2003. The allowance for loan losses as a percent of outstanding loans was 1.39 percent at September 30, 2003, and 1.37 percent at December 31, 2002.

NONINTEREST  INCOME

Noninterest income for the nine months ended September 30, 2003 and 2002 was $1,492,108 and $848,556, respectively. Noninterest income consisted primarily of service charges on customer deposits ($729,151 for the first nine months of 2003 and $462,862 for the same period in 2002), mortgage loan fees ($444,657 for the first nine months of 2003 and $281,831 for the same period in 2002), gains on sales of securities ($213,141 for the first nine months of 2003 and $8,613 for the same period in 2002), ATM and credit card fees, and rental of safe deposit boxes. The increase resulted from significantly greater gains on sales of securities, an increase in the Bank's fee structure, and an increased demand for mortgage loans due to lower interest rates.

NONINTEREST  EXPENSE

Noninterest expense totaled $3,315,547 and $2,700,451 for the nine months ended September 30, 2003 and 2002, respectively. The largest components of noninterest expense consist of salaries and employee benefits and other operating expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, supplies, printing and postage and other miscellaneous expenses. For the nine months ended September 30, 2003, salaries and employee benefits were $309,025 more than the same time period in 2002 due to the hiring of additional staff and increased insurance premiums. At September 30, 2003, other operating expenses were $285,490 above September 30, 2002 due to increased data processing fees and printing and supplies expenses directly related to the growth in customer accounts.

INCOME  TAXES

Income taxes of $589,449 and $469,269 have been provided for the nine months ended September 30, 2003 and 2002, respectively. The increase is a direct result of an increase in taxable income in 2003 as compared to 2002.

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

Securities and federal funds sold decreased $5,904,695 or 16.0 percent from December 31, 2002, to September 30, 2003. The securities portfolio may be adjusted to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Securities at September 30, 2003 and December 31, 2002 were $30,319,746 and $29,374,441, respectively, reflecting an increase of $945,305. Federal funds sold decreased from $7,450,000 at December 31, 2002, to $600,000 at September 30, 2003. This
decline is related to the increase in loans and a decrease in public fund deposits during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at September 30, 2003. At September 30, 2003, the Company had outstanding loans amounting to $107,358,609 net of its allowance for loan losses, or 71.8 percent of total assets, compared to net loans of $92,606,110, or 65.5 percent of total assets at December 31, 2002. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At September 30, 2003, the Company had nonperforming assets of $521,445, which was 34.5 percent of the loan loss allowance of $1,511,423. Nonperforming assets were .48 percent of all loans and .35 percent of total assets. At December 31, 2002, the Company had nonperforming assets of $508,000, which was 39.3 percent of the loan loss allowance of $1,291,097. Nonperforming assets at December 31, 2002 were .55 percent of all loans and .36 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,988,632 at September 30, 2003, an increase of $58,572 from December 31, 2002. The increase results primarily from the additions of new fixed assets outpacing the depreciation of $124,854.

The Bank leases the site for its main office at the rate of $2,140 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $787,965 at September 30, 2003, an increase of $64,022 from December 31, 2002. The increase is primarily due to the growth in the loan portfolio.

Other assets consist primarily of prepaid expenses, deferred income taxes, and other real estate. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At September 30, 2003, the Company had outstanding deposits of $131,889,665 compared to $121,990,998 at December 31, 2002. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $7,816,038 at

December 31, 2002, to $13,507,462 at September 30, 2003. Time deposits of $100,000 or more decreased by $1,344,344.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $30,857 from December 31, 2002, to September 30, 2003. The decrease is due to slightly lower interest rates in 2003 and lower balances in savings and certificates of deposit.

STOCKHOLDERS'  EQUITY

Stockholders' equity increased $301,591 from December 31, 2002, to September 30, 2003, due in part to net income of $1,132,934 for the nine months ended September 30, 2003. The equity adjustment for unrealized gains on securities available-for-sale decreased $395,241 during the nine months ended September 30, 2003 resulting in an unrealized loss of $85,060. This decrease is due to the recognized earnings of $213,142 on the sale of securities during the same period and the decline in market values on securities.

On April 30, 2003, the Company initiated a tender offer to repurchase up to 110,000 shares of its outstanding common stock, par value $5.00, at a price of $17.72 per share. The tender offer expired on May 30, 2003. A total of 36,250 shares of the Company's Common Stock were repurchased at a total cost of $642,350. In addition, in September 2003, the Company purchased 1,000 shares of its Common Stock from a former officer at a total cost of $18,000 pursuant to the Company's Right of First Refusal to purchase the shares as set forth in the March 18, 1999 Incentive Stock Option Award between the Company and the former officer.

RELATED  PARTY  TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to directors, executive officers, and principal shareholders totaled $834,000 at September 30, 2003.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At September 30, 2003, commitments under standby letters of credit and undisbursed loan commitments aggregated $22,792,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $50.1 million at September 30, 2003. Securities maturing in one year or less totaled approximately $1.7 million.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2003, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.0 million. At September 30, 2003, no federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

REGULATORY  CAPITAL  REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities, amounted to $11.7 million at September 30, 2003. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $13.1 million at September 30, 2003. The percentage ratios as calculated under FDIC guidelines were 9.97 percent and 11.22 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at September 30, 2003. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM  3.  CONTROLS  AND  PROCEDURES

At September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003, and there have been no significant deficiencies or material weaknesses requiring corrective action.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     Exhibit  Number     Description  of  Exhibit
     ---------------     ------------------------

            11           Computation of Net Income Per Share

            31 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.



                        /s/ Robert G. Peck                      November 7, 2003
                        -----------------------                 ----------------
                        Robert G. Peck,                         Date
                        President and CEO
                        (Principal Executive Officer)



                        /s/ Harle B. Green                      November 7, 2003
                        -----------------------                 ----------------
                        Harle B. Green,                         Date
                        Chairman and Chief Financial Officer
                        (Principal Financial Officer)