Form 10KSB
period 2003-12-31
GATEWAY BANCSHARES INC /GA/
filed 2004-03-26
CIK 1007029

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                    COMMISSION FILE NUMBER          000-24137

                            GATEWAY BANCSHARES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     GEORGIA                                                    58-2202210
-----------------                                            -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

5102 ALABAMA HIGHWAY, P.O. BOX 129, RINGGOLD, GEORGIA              30736
-----------------------------------------------------            ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                (706) - 965-5500
                          -----------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

State issuer's revenues for its most recent fiscal year:  $10,324,319

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$11,544,234  AS  OF  MARCH  4,  2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 652,638 AS OF MARCH 25, 2004.

Transitional Small Business Disclosure format (check one):  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 2004, are incorporated by reference into Part III.

                                            TABLE OF CONTENTS

                                                                                                    PAGE
PART I                                                                                                 1
    ITEM 1.DESCRIPTION OF BUSINESS                                                                     1
    ------------------------------
    ITEM 2.  DESCRIPTION OF PROPERTIES                                                                22
    ----------------------------------
    ITEM 3.  LEGAL PROCEEDINGS                                                                        22
    --------------------------
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      22
    ------------------------------------------------------------
PART II.                                                                                              23
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                    23
    ------------------------------------------------------------------------------
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    23
    ----------------------------------------------------------------------------------------------
    ITEM 7.  FINANCIAL STATEMENTS                                                                     23
    -----------------------------
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    ---------------------------------------------------------------------------------------------
    ITEM 8A. CONTROLS AND PROCEDURES                                                                  23
    --------------------------------
PART III                                                                                              24
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    ----------------------------------------------------------------------
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                        24
             -------------------------------------------------
    ITEM 10. EXECUTIVE COMPENSATION                                                                   24
    -------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           24
    -----------------------------------------------------------------------
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           24
    -------------------------------------------------------
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
    -----------------------------------------
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                   25
    -----------------------------------------------

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS


                                   THE COMPANY

Gateway Bancshares, Inc. (the Company) was incorporated as a Georgia business corporation on October 3, 1995, to serve as a bank holding company for Gateway Bank & Trust (the Bank). The Bank began operations in April 1997 and is a subsidiary of the Company.

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


                                    THE BANK


GENERAL

The Bank was chartered as a Georgia bank on December 11, 1995 and began business on April 21, 1997 as a full-service commercial bank. The Bank's lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and real estate-related loans. The Bank offers a broad array of competitively priced deposit services such as regular checking, interest checking, savings accounts and various types of certificates of deposit. To complement its lending and deposit services, the Bank also provides official bank checks and money orders, MasterCard and Visa credit cards, ATM cards, safe deposit boxes, traveler's checks, bank-by-mail, bank-by-telephone, bank-by-internet, direct deposit of payroll and Social Security checks, U.S. Savings Bonds, wire transfer of funds and a night depository.


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


MARKET  AREA  AND  COMPETITION

The Bank's main office is located in Ringgold, Georgia. During 2000 the Bank opened a branch in Fort Oglethorpe, Georgia. The Bank draws a majority of its business from its primary market area, Catoosa County, Georgia. The Bank also focuses its marketing efforts on the adjacent counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2003, Catoosa County was served by nine commercial banks with a total of 15 offices. The total deposits within Catoosa County for these institutions were $713 million as of June 30, 2003. The information provided by the FDIC indicates that the Bank's deposit market share in Catoosa County was 17.8% as of June 30, 2003. We believe our local ownership and management as well as our focus on personalized service helps us to compete with the other institutions in our market area.


LOAN  PORTFOLIO

     LENDING POLICY. The Bank was established to support Catoosa County and the immediate-surrounding counties of Walker and Whitfield in Georgia and Hamilton County in Tennessee. Consequently, the Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank's policy is to avoid concentrations of loans to a single industry or based on a single type of collateral.

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

INVESTMENTS

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, securities of U.S. agencies, other taxable securities and other obligations of states and municipalities. During fiscal year 2003, average investment securities comprised approximately 20.9% of the Bank's total average assets, with average net loans comprising approximately 71.5% of the Bank's average total assets. The Bank also engages in federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

DEPOSITS

     The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, Catoosa County, and to a lesser extent, Walker County and Whitfield County in Georgia and Hamilton County in Tennessee. Deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits the Bank offers a broad line of competitively priced deposit products and services. The Bank's deposit-related services include ATM cards, direct deposit, bank-by-mail, bank-by-telephone, bank-by-internet, wire transfer of funds and a night depository.

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


                                    EMPLOYEES

At December 31, 2003, the Company and its subsidiary employed 41 full-time employees and 12 part-time employees. The Company considers its relationship with its employees to be excellent.


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

   AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES TAXABLE EQUIVALENT
                              BASIS (IN THOUSANDS)

                                                   Year Ended December 31, 2003   Year Ended December 31, 2002
                                                  ------------------------------  ----------------------------
                                                   Average    Income/    Yield/    Average   Income/   Yield/
                                                   Balance    Expense     Rate     Balance   Expense    Rate
                                                  ---------  ---------  --------  ---------  --------  -------
ASSETS
  Interest-earning assets:
    Loans, net of unearned income(1)              $103,183   $  7,362      7.13%  $ 82,598   $  6,399    7.75%
    Investment securities:
      Taxable                                       26,027        752      2.89%    26,220      1,055    4.02%
      Non-taxable(2)                                 4,160        131      3.15%     2,516         97    3.86%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total investment securities                 30,187        883      2.93%    28,736      1,152    4.01%
    Fed funds sold                                   2,399         37      1.54%     2,838         46    1.62%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total interest-earning assets              135,769      8,282      6.10%   114,172      7,597    6.65%
                                                             ---------  --------             --------  -------
  Non interest-earning assets:
    Cash and due from banks                          5,392                           3,537
    Premises and equipment                           3,134                           3,121
    Accrued interest and other assets                1,525                           1,142
    Allowance for loan losses                       (1,478)                         (1,111)
                                                  ---------                       ---------

Total assets                                      $144,342                        $120,861
                                                  =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Demand deposits                               $ 45,592   $    808      1.77%  $ 26,015   $    373    1.43%
    Savings deposits                                17,345        312      1.80%    16,585        431    2.60%
    Time deposits                                   52,654      1,589      3.02%    53,458      1,948    3.64%
                                                  ---------  ---------  --------  ---------  --------  -------
                                                   115,591      2,709      2.34%    96,058      2,752    2.86%
    Other short-term borrowings                      7,258        174      2.40%     4,136        194    4.69%
                                                  ---------  ---------  --------  ---------  --------  -------
        Total interest-bearing liabilities         122,849      2,883      2.35%   100,194      2,946    2.94%
                                                             ---------  --------             --------  -------

  Non interest-bearing liabilities:
    Demand deposits                                 10,423                           9,900
    Accrued interest and other liabilities             626                             619
  Stockholders' equity                              10,444                          10,148
                                                  ---------                      ----------

Total liabilities and stockholders' equity        $144,342                        $120,861
                                                  =========                      ==========

Net interest income/net interest spread                         5,399      3.75%                4,651    3.71%
                                                             ---------  --------             --------  -------

Taxable equivalent adjustment:
  Loans                                                             -                               -
  Investment securities                                            67                              50
                                                             ---------                       ---------
    Total taxable equivalent adjustment                            67                              50
                                                             ---------                       ---------
Net interest income/net yield on earning assets              $  5,466      4.03%             $  4,701    4.12%
                                                             =========  ========             =========  ======

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

The following table sets forth, for the years ended December 31, 2003 and 2002, a summary of the changes in interest income and interest expense resulting from changes in interest rates and in changes in the volume of earning assets and interest-bearing liabilities, segregated by category. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate. Figures are presented on a taxable equivalent basis.

                                   RATE/ VOLUME VARIANCE ANALYSIS

                                                                    Change                             Interest
                                              Average Volume       in Volume    Average    Rate     Income/Expenses
                                            --------------------  -----------  ---------  ------  --------------------
                                              2003       2002      2003-2002     2003      2002     2003       2002
                                            ---------  ---------  -----------  ---------  ------  --------  ----------
Interest-earning assets:
   Loans, net of unearned income(1)         $103,183   $ 82,598   $   20,585       7.13%   7.75%  $  7,362  $   6,399
   Investment securities:
     Taxable                                  26,027     26,220         (193)      2.89%   4.02%       752      1,055
     Non-taxable(2)                            4,160      2,516        1,644       3.15%   3.86%       131         97
                                            ---------  ---------  -----------  ---------  ------  --------  ----------
       Total investment securities            30,187     28,736        1,451       2.93%   4.01%       883      1,152
     Fed funds sold                            2,399      2,838         (439)      1.54%   1.62%        37         46
                                            ---------  ---------  -----------  ---------  ------  --------  ----------

       Total interest-earning assets        $135,769   $114,172   $   21,597       6.10%   6.65%     8,282      7,597
                                            =========  =========  ===========  =========  ======  --------  ----------

Interest-earning liabilities:
   Deposits:
     Demand                                 $ 45,592   $ 26,015   $   19,577       1.77%   1.43%       808        373
     Savings                                  17,345     16,585          760       1.80%   2.60%       312        431
     Time                                     52,654     53,458         (804)      3.02%   3.64%     1,589      1,948
                                            ---------  ---------  -----------  ---------  ------  --------  ----------
       Total interest-earning deposits       115,591     96,058       19,533       2.34%   2.86%     2,709      2,752
   Other short-term borrowings                 7,258      4,136        3,122       2.40%   4.69%       174        194
                                            ---------  ---------  -----------  ---------  ------  --------  ----------

       Total interest-bearing liabilities   $122,849   $100,194   $   22,655       2.35%   2.94%     2,883      2,946
                                            =========  =========  ===========  ---------  ------  --------  ----------

Net interest income/net interest spread                                            3.75%   3.71%  $  5,399  $   4,651
                                                                               =========  ======  ========  ==========

Net yield on earning assets                                                        4.03%   4.12%
                                                                               =========  ======


                                                            Variance (1)
                                             Variance       Attributed To
                                            -----------  -------------------
                                             2003-2002    Volume     Rate
                                            -----------  --------  ---------
Interest-earning assets:
   Loans, net of unearned income(1)         $      963   $ 1,498   $   (543)
   Investment securities:
     Taxable                                      (303)       (8)      (294)
     Non-taxable(2)                                 34        54        (21)
                                            -----------  --------  ---------
       Total investment securities                (269)       46       (315)
     Fed funds sold                                 (9)       (7)        (2)
                                            -----------  --------  ---------

       Total interest-earning assets               685     1,537       (860)
                                            -----------  --------  ---------

Interest-earning liabilities:
   Deposits:
     Demand                                        435       331        104
     Savings                                      (119)       19       (138)
     Time                                         (359)      (29)      (326)
                                            -----------  --------  ---------
       Total interest-earning deposits             (43)      321       (360)
   Other short-term borrowings                     (20)      103       (123)
                                            -----------  --------  ---------

       Total interest-bearing liabilities          (63)      424       (483)
                                            -----------  --------  ---------

Net interest income/net interest spread          $ 748   $ 1,113   $   (377)
                                            ===========  ========  =========

Net yield on earning assets

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


INVESTMENT  PORTFOLIO

The carrying amount of investment securities at the end of the year is set forth in the following table.

                 INVESTMENT PORTFOLIO

                                    December 31,
                                  ----------------
                                   2003     2002
                                  -------  -------
                                   (in thousands)
 Securities available for sale:
   U.S. Government agencies       $ 6,551  $ 7,493
   Mortgage-backed securities      21,397   15,257
   Municipal securities             4,736    3,554
   Corporate debt securities            -    2,548
   Other securities                 1,009      522
                                  -------  -------
                                  $33,693  $29,374
                                  =======  =======

Average taxable securities were 86 percent of the portfolio in 2003 which reflects management's intent to maximize investment yields.

The maturities and weighted average yields of the investments in the 2003 portfolio of investment securities are presented below.

                                                     Investment Portfolio Maturity Schedule
                                 -------------------------------------------------------------------------------
                                                                    Maturing
                                 -------------------------------------------------------------------------------
                                       Within           After One But         After Five But          After
                                      One Year        Within Five Years      Within Ten Years       Ten Years
                                 -----------------  ---------------------  --------------------  ---------------
                                  Amount    Yield     Amount      Yield      Amount     Yield    Amount   Yield
                                 ---------  ------  ----------  ---------  ----------  --------  -------  ------
                                                                 (in thousands)
Securities available for sale:
   U.S. Government and
     U.S. Government agencies    $   5,018   0.42%  $    1,533      3.66%  $        -     0.00%  $     -   0.00%
   Mortgage-backed securities            -   0.00%       3,849      2.77%      11,328     3.48%    6,220   3.26%
   Municipal securities                215   4.47%       2,047      3.24%       2,002     5.39%      472   4.35%
   Corporate debt securities             -   0.00%           -      0.00%           -     0.00%        -   0.00%
   Other securities                      -   0.00%           -      0.00%           -     0.00%    1,009   5.65%
                                 ---------  ------  ----------  ---------  ----------  --------  -------  ------
                                 $   5,233   0.58%  $    7,429      3.09%  $   13,330     3.77%  $ 7,701   3.64%
                                 =========  ======  ==========  =========  ==========  ========  =======  ======

   Total available for sale      $  33,693   3.09%
                                 =========  ======

At December 31, 2003, there were no securities held by the Company, except for those issued from U.S. Government and U.S. Government agencies, whose aggregate value exceeded ten percent of the Company's shareholders' equity.

LOAN  PORTFOLIO

The following table shows the classification of loans by major category at December 31, 2003 and 2002.

                             TYPES OF LOANS

                                    December 31, 2003     December 31, 2002
                                  ---------------------  ------------------
                                              Percent             Percent
                                   Amount     of Total   Amount   of Total
                                  ---------  ----------  -------  ---------
                                                (in thousands)

Commercial and industrial         $ 35,019        29.5%  $29,849      31.8%
Real estate-construction            18,205        15.4%    9,033       9.6%
Real estate-other                   52,828        44.6%   44,669      47.6%
Consumer                            11,949        10.1%   10,251      10.9%
Other loans                            557         0.5%       95       0.1%
                                  ---------  ----------  -------  ---------
                                   118,558       100.0%   93,897     100.0%
                                             ==========           =========
Less: allowance for loan losses     (1,665)               (1,291)
                                  ---------              --------

Net loans                         $116,893               $92,606
                                  =========              ========

The Company has no loans to finance leveraged buy-outs. In addition, the Company has avoided exposure to lesser developed country (LDC) debt, having no LDC loans in its portfolio.

The following table provides maturities of certain loan classifications at December 31, 2003 and an analysis of these loans maturing in over one year.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                           Rate Structure for Loans
                                             Maturity                       Maturing Over One Year
                             -------------------------------------------  --------------------------
                                         Over One
                                           Year                           Predetermined  Floating or
                             One Year     Through    Over Five               Interest     Adjustable
                              or Less   Five Years     Years       Total       Rate         Rate
                             ---------  -----------  ----------  ---------  -----------  -----------
                                                        (in thousands)
Commercial and industrial    $  18,961  $    14,992  $    1,066  $  35,019  $     6,489   $    9,569

Real estate-construction        15,457        2,604         144     18,205        1,110        1,638
                             ---------  -----------  ----------  ---------  -----------   ----------

                             $  34,418  $    17,596  $    1,210  $  53,224  $     7,599   $   11,207
                             =========  ===========  ==========  =========  ===========   ==========

NONPERFORMING  ASSETS

The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2003 and 2002.

                                      2003     2002
                                     -------  -------
                                      (in thousands)
Nonaccruing loans                    $   148  $   111
Loans past due 90 days or more           210      185
Restructured loans                         -        -
                                     -------  -------
Total nonperforming loans                358      296
Other real estate                         86      212
                                     -------  -------
Total nonperforming assets           $   444  $   508
                                     =======  =======

Ratios:
Loan loss allowance to
  total nonperforming assets          3.7500   2.5413
                                     =======  =======
Total nonperforming loans to total
  loans (net of unearned interest)    0.0030   0.0032
                                     =======  =======
Total nonperforming assets
  to total assets                     0.0026   0.0036
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


PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. Management believes that the $1,664,578 in the allowance for loan losses at December 31, 2003 (1.40% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the years ended December 31, 2003 and 2002.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                     2003       2002
                                                   ---------  --------
                                                     (in thousands)
Allowance for loans losses at beginning of year    $  1,291   $   996

Total loans charged off:
  Commercial and industrial                            (168)      (39)
  Real estate                                             -         -
  Consumer                                              (97)     (110)

Recoveries on loans previously charged off               15         8
                                                   ---------  --------
Net loans charged off                                  (250)     (141)
                                                   ---------  --------

Provision for loan losses                               624       436
                                                   ---------  --------

Allowance for loan losses at end of  period        $  1,665   $ 1,291
                                                   =========  ========

Loans, net of unearned income, at end of period    $118,557   $93,897
                                                   =========  ========

Average loans, net of unearned income,
  outstanding for the period                       $103,183   $82,598
                                                   =========  ========

Ratios:
  Allowance at end of period to loans, net of
    unearned income                                   1.40%     1.37%
  Allowance at end of period to average loans,
    net of unearned income                            1.61%     1.56%
  Net charge-offs to average loans, net of
    unearned income                                   0.24%     0.17%
  Net charge-offs to allowance at end of period      15.02%    10.92%
  Recoveries to prior year charge-offs               10.07%     2.38%

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

Management allocated the reserve for loan losses to specific loan classes as follows:

                                         Year Ended December 31, 2003      Year Ended December 31, 2002
                                       --------------------------------  --------------------------------
                                                           Percent                           Percent
                                           Amount          of Total          Amount          of Total
                                       ---------------  ---------------  ---------------  ---------------
                                                              (amounts in thousands)
Domestic Loans (1):

  Commercial and industrial            $         1,065            64.0%  $           822            63.7%
  Real estate-construction and other               267            16.0%              196            15.2%
  Consumer                                         333            20.0%              273            21.1%
                                       ---------------  ---------------  ---------------  ---------------

                                       $         1,665           100.0%  $         1,291           100.0%
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

The average amounts of and the average rate paid on each of the following categories of deposits for the years ended December 31, 2003 and 2002 are as follows:

                                          2003             2002
                                     ---------------  ---------------
                                           (amounts in thousands)

                                     Average          Average
                                      Amount   Rate    Amount   Rate
                                     --------  -----  --------  -----
Noninterest-bearing demand deposits  $ 10,423  0.00%  $  9,900  0.00%
                                     --------         --------

Demand deposits                        45,592  1.77%    26,015  1.43%
Savings deposits                       17,345  1.80%    16,585  2.60%
Time deposits                          52,654  3.02%    53,458  3.64%
                                     --------         --------

  Total interest-bearing deposits     115,591  2.34%    96,058  2.86%
                                     --------         --------

  Total average deposits             $126,014  2.15%  $105,958  2.59%
                                     ========         ========

The two categories of lowest cost deposits comprised the following percentages of total deposits during 2003: average noninterest-bearing demand deposits - 8.3 percent; and average interest-bearing demand deposits - 36.2 percent. Of total time deposits, approximately 33 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2003 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                       Time
                                     Deposits
                                 ---------------
                                 (in thousands)
Three months or less             $        10,165
Over three through six months              3,297
Over six through twelve months             3,654
Over twelve months                         3,594
                                 ---------------
   Total                         $        20,710
                                 ===============

RETURN  ON  EQUITY  AND  ASSETS

The following table summarizes certain financial ratios for the Company for the years ended December 31, 2003 and 2002.

                                         2003    2002
                                        ------  ------
Return on average assets                 1.09%   1.04%
Return on average equity                14.58%  13.14%
Dividend payout ratio                    0.00%   0.00%
Average equity to average assets ratio   7.47%   7.90%

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

THE  COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or the Bank.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

      - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

      - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

      -     banking  or  managing  or  controlling  banks;  and

      - any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

THE  BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight for our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories
- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized - in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the "well capitalized" category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 12.2% and our ratio of Tier 1 Capital to risk-weighted assets was 10.9%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 8.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2003, the Bank was able to pay approximately $853,045 in dividends to the Company without prior regulatory approval.

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


CONSUMER  CREDIT  REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on the implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

     The FCRA Amendments include, among other things:

      - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of consumer, place a fraud alert in the consumer's credit file stating that consumer may be the victim of identity theft or other fraud;

      - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs

      - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

      - a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM  LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

In 1995 the organizers of the Company leased the property located at 5102 Alabama Highway for 20 years with options to renew the lease for additional 10 years thereafter. The maximum term is fifty years but may be limited to forty years under specified circumstances. The annual rent increases each year by the increase in the Consumer Price Index as set forth in The Wall Street Journal or other nationally recognized publication. The annual rent for 2003 was $25,372.

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

The Company has not sold any unregistered shares of its Common Stock, $5.00 par value, during 2003.

The following table sets forth information regarding the Company's purchases of its common stock during December 2003. The Company did not purchase any of its securities during October or November of 2003.

        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                        (c)
                                    TOTAL NUMBER             (d)
                                      OF SHARES        MAXIMUM NUMBER
            (a)          (b)        PURCHASED AS       OF SHARES THAT
        TOTAL NUMBER   AVERAGE    PART OF PUBLICLY       MAY YET BE
         OF SHARES   PRICE PAID   ANNOUNCED PLANS      PURCHASED UNDER
         PURCHASED    PER SHARE   OR PROGRAMS (1)   THE PLANS OR PROGRAMS
        -----------------------------------------------------------------
        3,000      $     17.72             3,000              -

          1) In April 2003, the Company announced its tender offer to purchase up to 110,000 shares of its common stock at $17.72 per share. The tender offer expired on May 30, 2003. The shares represented in the table above were tendered for purchase under the tender offer prior to May 30, 2003. The Company did not fund the purchase of these shares, however, until December 2003 because the certificates evidencing the shares were lost and replacement certificates were not delivered to the Company, as required for payment, until December 2003.

In December, 2003, the Company formed a wholly owned Connecticut statutory trust, Gateway Bancshares Statutory Trust I, (the "Trust"), which issued $3.5 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $109,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $3.6 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three month LIBOR plus 2.85%. The debentures represent the sole asset of the Trust.

     The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 2.85%. The Company has entered into contractual agreements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments. The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed on or after December 17, 2008 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time (and possibly before December 17, 2008), within 120 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to December 17, 2008, the redemption price will be equal from 100% to 104.6% of the principal amount plus any accrued and unpaid interest.

      FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. served as placement agents in connection with the issuance of the trust preferred securities and debentures and each were compensated $105,000 for their services. Since the trust preferred securities and debentures were issued to institutional investors the securities were exempt from registration under Rule 506 of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 12, and is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 15 through 40, and are incorporated herein by reference.

      Report  of  Independent  Certified  Public  Accountants

      Financial  Statements

            Consolidated  Balance  Sheets  as  of  December  31,  2003  and 2002

            Consolidated Statements of Income for the years ended December 31, 2003 and 2002

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002

            Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

            Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.

ITEM  8A.   CONTROLS  AND  PROCEDURES

An evaluation was performed as of December 31, 2003 under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors - Director Nominees," at page 3;

     "Executive Officers," at page 5;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 9.

The Company has a Code of Ethics that is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, compliance with applicable governmental laws and regulations, the prompt internal reporting of violations of the code to an appropriate person identified in the code, accountability for adherence to the code, and full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM  10.  EXECUTIVE  COMPENSATION

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004, under the heading, "Compensation," at pages 5 through 6, and are incorporated herein by reference.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Certain responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004 under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 9, and are incorporated herein by reference.

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
                                             OUTSTANDING        OUTSTANDING           OUTSTANDING
                                               OPTIONS            OPTIONS              OPTIONS)
------------------------------------------------------------------------------------------------------

Equity compensation plans approved by               147,750  $            12.07                 38,410
security holders

Equity compensation plans not approved by                 0                N/A                       0
security holders

Total                                               147,750  $            12.07                 38,410

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation," at pages 5 through 6, and are incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Exhibit
Number   Exhibit
-------  -------

    3.1  Articles of Incorporation. (1)

    3.2  Bylaws. (1)

    4.1  Instruments Defining the Rights of Security Holders. See
         Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    4.2  Form of Amended and Restated Declaration of Trust

    4.3  Form of  Indenture Agreement

    4.4  Form of Guarantee Agreement

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and Manufacturing
         Company, dated as of May 1, 1996. (2)

   10.2  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.3  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   10.4  Supplemental Executive Retirement Benefit Agreement (5)

   13.1  Gateway Bancshares, Inc. 2003 Annual Report to
         Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc.

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

   31.1  Certification of the Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Certification of the Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

     32  Certification by Chief Executive Officer and Chief Financial
         Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant
         To Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:  None


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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information set forth in the Proxy Statement under the caption "Independent Public Accountants" is hereby incorporated by reference.


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

                                      Date:  March 25, 2004


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

Signature                                Title                   Date
---------------------------  -----------------------------  --------------
/s/ Jack Joseph Babb         Director                       March 25, 2004
---------------------------
Jack Joseph Babb


/s/ William H.H. Clark       Director                       March 25, 2004
---------------------------
William H.H. Clark


/s/ Jeannette Wilson Dupree  Director                       March 25, 2004
---------------------------
Jeannette Wilson Dupree


/s/ Harle B. Green           Director, Chief Financial      March 25, 2004
---------------------------  Officer (Principal Financial
Harle B. Green               And Accounting Officer)


/s/ Ernest Kresch            Director                       March 25, 2004
---------------------------
Ernest Kresch


/s/ Robert G. Peck           Director, President            March 25, 2004
---------------------------  Chief Executive Officer
Robert G. Peck

/s/ Danny Ray Jackson        Director                       March 25, 2004
---------------------------
Danny Ray Jackson

/s/ James Arthell Gray       Director                       March 25, 2004
---------------------------
James Arthell Gray, Sr.

                                  EXHIBIT INDEX


Exhibit
Number   Exhibit
-------  -------

    3.1  Articles of Incorporation. (1)

    3.2  Bylaws. (1)

    4.1  Instruments Defining the Rights of Security Holders.
         See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    4.2  Form of Amended and Restated Declaration of Trust

    4.3  Form of Indenture Agreement

    4.4  Form of Guarantee Agreement

   10.1  Ground Lease Agreement by and between Gateway
         Bancshares, Inc. and Ringgold Mining and
         Manufacturing Company, dated as of May 1, 1996. (2)

   10.2  Gateway Bancshares, Inc. 1999 Stock Option Plan. (3)

   10.3  Loan and Stock Purchase Agreement by and between
         Gateway Bancshares, Inc. and Gilmer County Bank dated
         June 20, 2000. (4)

   10.4  Supplemental Executive Retirement Benefit Agreements (5)

   13.1  Gateway Bancshares, Inc. 2003 Annual Report to
         Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2003 Annual Report to
         Shareholders is not deemed to be filed as part of this Report.

   21.1  Subsidiaries of Gateway Bancshares, Inc.

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

   31.1  Certification of the Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

   31.2  Certification of the Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

     32  Certification by Chief Executive Officer and Chief Financial
         Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant
         To Section 906 of the Sarbanes-Oxley Act of 2002


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