Form 10QSB
period 2004-03-31
GATEWAY BANCSHARES INC /GA/
filed 2004-05-13
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

               Class
               -----

     Common Stock, $5.00 par value              652,638 as of May 7, 2004


Transitional Small Business Disclosure Format:       Yes [   ]  No [ X ]

                            GATEWAY BANCSHARES, INC.

                           March 31, 2004 Form 10-QSB

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets . . . . . . . . . . . . . . . .      3

          Consolidated Statements of Income . . . . . . . . . . . . .      4

          Consolidated Statement of Changes in Stockholders' Equity .      5

          Consolidated Statements of Cash Flows . . . . . . . . . . .      6

          Notes to Consolidated Financial Statements. . . . . . . . .      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . .     10

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . .     16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     16

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . .     16

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .     16

Item 4.   Submission of Matters to a Vote of Security Holders . . . .     17

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .     17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                                    * * * * *

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                               March 31, 2004    December 31,
                                                                (unaudited)         2003
                                                              ----------------  --------------
ASSETS
  Cash and due from banks                                     $     6,030,950   $   8,989,083
  Federal funds sold                                                        -       4,340,000
  Securities available-for-sale                                    28,359,860      33,692,972
  Federal Home Loan Bank stock, at cost                               345,000         298,200
  Loans                                                           123,219,383     118,557,379
  Allowance for loan losses                                        (1,731,866)     (1,664,578)
                                                              ----------------  --------------
  Net loans                                                       121,487,517     116,892,801

  Premises and equipment, net                                       2,949,440       2,956,709
  Accrued interest receivable                                         794,759         772,900
  Other assets                                                      1,341,341       1,375,060
                                                              ----------------  --------------

      Total assets                                            $   161,308,867   $ 169,317,725
                                                              ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                       $    14,088,773   $  12,308,701
    Interest-bearing                                              123,692,375     135,772,401
                                                              ----------------  --------------

      Total deposits                                              137,781,148     148,081,102

  Long-term borrowings:
    Federal Home Loan Bank advances                                 2,500,000       2,500,000
    Long-term obligations                                           3,609,000       3,609,000
  Federal funds purchased and securities sold under
    agreements to repurchase                                        5,040,884       3,206,203
  Accrued interest payable                                            210,069         261,288
  Other liabilities                                                   356,790         500,767
                                                              ----------------  --------------

      Total liabilities                                           149,497,891     158,158,360
                                                              ----------------  --------------

STOCKHOLDERS' EQUITY
  Common stock, $5 par value: 10,000,000 shares authorized,
    652,638 shares issued and outstanding                           3,263,190       3,263,190
  Additional paid-in capital                                        3,336,335       3,296,440
  Retained earnings                                                 5,081,544       4,638,896
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                                  129,907         (39,161)
                                                              ----------------  --------------

      Total stockholders' equity                                   11,810,976      11,159,365
                                                              ----------------  --------------

      Total liabilities and stockholders' equity              $   161,308,867   $ 169,317,725
                                                              ================  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                      GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)


                                                             Three Months Ended
                                                           -----------------------
                                                            March 31,   March 31,
                                                              2004         2003
                                                           -----------  ----------
INTEREST INCOME
  Loans                                                    $2,063,183   $1,708,340
  Interest on securities:
    Taxable interest                                          208,085      199,972
    Nontaxable interest                                        39,183       29,359
  Interest on federal funds sold                                4,424       15,258
                                                           -----------  ----------

      Total interest income                                 2,314,875    1,952,929
                                                           -----------  ----------

INTEREST EXPENSE
  Interest on deposits                                        642,496      684,702
  Interest on notes payable                                    34,900        8,500
  Interest on Federal Home Loan Bank advances                  27,475       29,984
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                             11,534        4,823
                                                           -----------  ----------

      Total interest expense                                  716,405      728,009
                                                           -----------  ----------

NET INTEREST INCOME                                         1,598,470    1,224,920
  Provision for loan losses                                    85,000      110,000
                                                           -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,513,470    1,114,920
                                                           -----------  ----------

NONINTEREST INCOME
  Service charges on deposits                                 273,555      224,480
  Mortgage loan fees                                           70,724      125,578
  Insurance commissions                                         2,111        4,671
  Gains (losses) on sale of securities                         (4,086)     183,804
  Other income                                                 72,988       29,765
                                                           -----------  ----------

      Total noninterest income                                415,292      568,298
                                                           -----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                              706,807      634,191
  Occupancy expense                                            55,137       49,516
  Furniture and equipment expense                              49,624       44,047
  Other operating expenses                                    442,378      358,124
                                                           -----------  ----------

      Total noninterest expense                             1,253,946    1,085,878
                                                           -----------  ----------

Income before income taxes                                    674,816      597,340
Income taxes                                                  232,168      206,159
                                                           -----------  ----------

      Net income                                           $  442,648   $  391,181
                                                           ===========  ==========

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                              $     0.68   $     0.57

  Basic weighted average shares outstanding                   652,638      681,758

  Diluted earnings per common share                        $     0.62   $     0.56

  Diluted weighted average shares outstanding                 711,073      695,116


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                            GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (unaudited)


                                                                                                                   Accumulated
                                                                  Total                   Additional                 Other
                                              Comprehensive   Stockholders'     Common     Paid-in     Retained   Comprehensive
                                                  Income          Equity        Stock      Capital     Earnings      Income
                                              --------------  --------------  ----------  ----------  ----------  -------------

BALANCE, December 31, 2003                                    $   11,159,365  $3,263,190  $3,296,440  $4,638,896  $    (39,161)

  Stock options compensation                                          39,895           -      39,895           -             -

  Comprehensive income:
    Net income                                $      442,648         442,648           -           -    442,648               -

    Other comprehensive income, net of tax:
      Unrealized holding gains
        (losses) on securities available for
        available for sale, net
        of reclassification adjustment               169,068         169,068           -           -          -         169,068
                                              --------------  --------------  ----------  ----------  ----------  -------------

    Total comprehensive income                $      611,716
                                              ==============

BALANCE, March 31, 2004                                       $   11,810,976  $3,263,190  $3,336,335  $5,081,544  $     129,907
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

                              GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                          Three Months Ended
                                                                     ----------------------------
                                                                       March 31,      March 31,
                                                                         2004           2003
                                                                     -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                         $    442,648   $    391,181
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                            85,000        110,000
      Depreciation and amortization                                        49,481         40,345
      Stock options compensation                                           39,895         35,223
      Net amortization on securities                                       71,564         98,778
      (Gain) loss on sale of securities                                     4,086       (183,804)
      Deferred income taxes                                               (36,206)       (39,518)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                       (21,859)         9,418
        Accrued interest payable                                          (51,219)       (11,981)
        Other assets and liabilities                                     (182,924)      (199,491)
                                                                     -------------  -------------

          Net cash provided by operating activities                       400,466        250,151
                                                                     -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                                (4,679,716)    (1,813,542)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                       6,609,656      9,895,101
  Proceeds from sales of available-for-sale securities                  1,259,997      3,603,824
  Purchase of available-for-sale securities                            (2,339,501)   (13,541,353)
  Purchase of Federal Home Bank stock                                     (46,800)       (38,200)
  Purchase of premises and equipment                                      (36,962)       (38,049)
                                                                     -------------  -------------

          Net cash provided by (used in) investing activities             766,674     (1,932,219)
                                                                     -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 (10,299,954)       557,817
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                 1,834,681       (520,837)
  Payments on Federal Home Loan Bank advances                                   -     (1,000,000)
                                                                     -------------  -------------

          Net cash used in financing activities                        (8,465,273)      (963,020)
                                                                     -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (7,298,133)    (2,645,088)

CASH AND CASH EQUIVALENTS, beginning of period                         13,329,083     14,499,445
                                                                     -------------  -------------

CASH AND CASH EQUIVALENTS, end of period                             $  6,030,950   $ 11,854,357
                                                                     =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $    767,624   $    739,990
    Income taxes                                                           89,329        158,002
                                                                     =============  =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2004

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Gateway Bancshares, Inc. (the Company) is a one-bank holding company which engages in providing a full range of banking services through its subsidiary bank, Gateway Bank & Trust (the Bank), in Ringgold, Georgia. The Bank received preliminary charter approval in 1995. In April 1997 the Bank was granted a charter by the Georgia Department of Banking and Finance and began full operations. Further discussion of the Company's financial condition and results of operations is included in the Company's consolidated financial statements presented in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

At March 31, 2004, the Company had net unrealized gains of $209,526 on available-for-sale securities. As a result, the increase in stockholders' equity, net of deferred taxes, was $129,907. There were no trading securities at March 31, 2004. The net increase in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2003, to March 31, 2004, was $169,068.

NOTE 4 - BORROWED FUNDS
-----------------------

In September 2000, the Bank obtained a $1 million loan from the Federal Home Loan Bank. The note requires quarterly interest payments at an interest rate of
6.09 percent, and matures on September 15, 2010. This note is subject to an early conversion option effective September 15, 2003, which allows the Federal Home Loan Bank to covert this note into a floating rate advance tied to the three-month LIBOR. The Bank has not exercised this option. The note is secured by a blanket lien on single-family first mortgage loans.

In August 2002, the Bank obtained four additional advances of $500,000 each from the Federal Home Loan Bank. One advance with an interest rate of 2.24 percent was paid at maturity on August 27, 2003. The three remaining notes require monthly interest payments at rates of 2.73 percent, 3.33 percent, and 3.84 percent. These notes have staggered maturities of August 27, 2004, August 29, 2005, and August 28, 2006, respectively. All advances are secured by a blanket lien on single-family first mortgage loans and securities pledged to the Federal Home Loan Bank.

In December, 2003, the Company formed a wholly owned Connecticut statutory trust, Gateway Bancshares Statutory Trust I, (the "Trust"), which issued $3.5 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $109,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $3.6 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 2.85%. The debentures represent the sole asset of the Trust.

The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 2.85%. The Company has entered into contractual agreements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments. The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 17, 2033, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 17, 2008. As specified in the indenture, if the debentures are redeemed on or after December 17, 2008 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time (and possibly before December 17, 2008), within 120 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to December 17, 2008, the redemption price will be in the range of 100% to 104.6% of the principal amount plus any accrued and unpaid interest.

NOTE 5 - STOCK OPTION PLAN
--------------------------

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

The Company accounts for its stock option plan under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for stock-based employee compensation. A summary of activity in the Company's stock option plan for the period ended March 31, 2004, is as follows:

                                                                    Weighted
                                                                     Average
                                                          Number    Exercise
                                                         of Shares    Price
                                                         ---------  ---------

     Unexercised options outstanding, December 31, 2003    147,750  $   12.07

        Stock options exercised                                  -          -

        Stock options forfeited                                  -          -
                                                         ---------  ---------

     Unexercised options outstanding, March 31, 2004       147,750  $   12.07
                                                         =========  =========

Each of the outstanding options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At March 31, 2004, the number of options exercisable is 141,450. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 5.16 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the three-month period ended March 31, 2004 and 2003 were $39,895 and $35,223, respectively.

NOTE 6 -RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. If adopted in its current form, the exposure draft will require all companies to expense employee stock options using a fair value method. Comments are expected on the exposure draft, which may impact the form of the final standard. Because the Company voluntarily elected to begin expensing stock options in 2002, adoption of this standard is not expected to have a significant impact on the Company's financial position and results of operations.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2004, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's net income for the three months ended March 31, 2004 and 2003 was $442,648 and $391,181, respectively. The increase in net income resulted primarily from net loan growth and an increased net interest margin.

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $2,314,875 and $1,952,929 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest income is a result of overall loan growth during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the three months ended March 31, 2004 and 2003 was $716,405 and $728,009, respectively. The decrease in interest expense is a result of a continued decline in interest rates during the past year. The Bank has successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $85,000 for the three months ended March 31, 2004. The allowance for loan losses as a percent of outstanding loans was 1.41 percent at March 31, 2004, and 1.40 percent at December 31, 2003.

NONINTEREST  INCOME

Noninterest income for the three months ended March 31, 2004 and 2003 was $415,292 and $568,298, respectively. Noninterest income consisted primarily of service charges on customer deposits ($273,555 for the first three months of 2004 and $224,480 for the same period in 2003), mortgage loan fees ($70,724 for the first three months of 2004 and $125,578 for the same period in 2003), gains(losses) on sales of securities ($(4,086) for the first three months of 2004 and $183,804 for the same period in 2003), ATM and credit card fees, and rental of safe deposit boxes. The decrease primarily resulted from significantly less gains on sales of securities.

NONINTEREST  EXPENSE

Noninterest expense totaled $1,253,946 and $1,085,878 for the three months ended March 31, 2004 and 2003, respectively. The largest components of noninterest expense consist of salaries and employee benefits and other operating expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, supplies, printing and postage and other miscellaneous expenses. For the three months ended March 31, 2004, salaries and employee benefits were $72,616 more than the same time period in 2003 due to the hiring of additional staff and increased insurance premiums. At March 31, 2004, other operating expenses were $84,254 more than March 31, 2003 due to increased data processing fees and printing and supplies expenses directly related to the growth in customer accounts and increased consulting fees related to the Bank's pricing model.

INCOME  TAXES

Income tax expense was $232,168 and $206,159 for the three months ended March 31, 2004 and 2003, respectively. The increase is a direct result of an increase in taxable income in 2004 as compared to 2003.

FINANCIAL  CONDITION

EARNING ASSETS

The Company's earning assets include loans, securities and federal funds sold. The mix of earning assets reflects management's attempt to maximize interest income while maintaining acceptable levels of risk.

SECURITIES AND FEDERAL FUNDS SOLD

The composition of the Company's securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as available-for-sale, management intends to hold such securities for the foreseeable future except to fund increases in loan demand. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risks.

Securities and federal funds sold decreased $9,673,112 or 25.4 percent from December 31, 2003, to March 31, 2004. The securities portfolio may be analyzed in order to purchase or sell various term investments. Term investments may provide a source of liquidity and may serve as collateral to secure certain government deposits. Securities at March 31, 2004 and December 31, 2003 were $28,359,860 and $33,692,972, respectively, reflecting an decrease of $5,333,112. Federal funds sold decreased $4,340,000 from December 31, 2003 to March 31, 2004. This decline is related to the increase in loans and a decrease in public fund deposits during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at March 31, 2004. At March 31, 2004, the Company had outstanding loans amounting to $121,487,517 net of its allowance for loan losses, or 75.3 percent of total assets, compared to net loans of $116,892,801, or 69 percent of total assets at December 31, 2003. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET  QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At March 31, 2004, the Company had nonperforming assets of $557,345, which was 32.2 percent of the loan loss allowance of $1,731,866. Nonperforming assets were .45 percent of all loans and .35 percent of total assets. At December 31, 2003, the Company had nonperforming assets of $444,000, which was 26.7 percent of the loan loss allowance of $1,664,578. Nonperforming assets at December 31, 2003 were .37 percent of all loans and .26 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $2,949,440 and $2,956,709 at March 31, 2004 and December 31, 2003, respectively. The decrease of $7,269 in premises and equipment from December 31, 2003 is primarily due to depreciation of $44,231 outpacing the additions of new fixed assets.

The Bank leases the site for its main office at the rate of $2,165 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $794,759 at March 31, 2004, an increase of $21,859 from December 31, 2003. The increase is primarily due to the growth in the loan portfolio.

Other assets consist primarily of prepaid expenses, deferred income taxes, and other real estate. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At March 31, 2004, the Company had outstanding deposits of $137,781,148 compared to $148,081,102 at December 31, 2003. The decrease in deposits is due to approximately $14 million Catoosa County property tax deposits being withdrawn in early 2004 which were held at December 31, 2003. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $12,308,701 at December 31, 2003, to $14,088,773 at March 31, 2004. Time deposits of $100,000 or more decreased by $1,165,623.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $51,219 from December 31, 2003, to March 31, 2004. The decrease is due to slightly lower interest rates in 2004 and lower balances in savings and certificates of deposit.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $651,611 from December 31, 2003, to March 31, 2004, due in part to net income of $442,648 for the three months ended March 31, 2004. The equity adjustment for unrealized gains on securities available-for-sale increased $169,068 during the three months ended March 31, 2004 resulting in an unrealized gain of $129,907. This increase is due to the rise in market values on securities during the same period.

RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Extensions of credit to directors, executive officers, and principal shareholders totaled $4,825,000 at March 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At March 31, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated $23,806,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $63.2 million at March 31, 2004. Securities maturing in one year or less totaled approximately $215 thousand.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.4 million. At March 31, 2004, $2.9 million federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Company's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities plus qualifying trust preferred securities, amounted to $15.2 million at March 31, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $16.9 million at March 31, 2004. The percentage ratios as calculated under FDIC guidelines were 11.61 percent and
12.89 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at March 31, 2004. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM 3. CONTROLS AND PROCEDURES

At March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5 - OTHER INFORMATION

Stockholder proposals submitted for consideration at the next annual meeting of stockholders must be received by the Company no later than November 29, 2004, to be included in the 2005 proxy materials. A stockholder must notify the Company before February 9, 2005, of a proposal for the 2005 annual meeting which the stockholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to February 9, 2005, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number      Description of Exhibit
     --------------      ----------------------

          11             Computation of Net Income Per Share

          31 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.




               /s/  Robert G. Peck                      May 7, 2004
               ---------------------                    -----------
               Robert G. Peck,                             Date
               President and CEO
               (Principal Executive Officer)



               /s/  Harle B. Green                      May 7, 2004
               ---------------------                    -----------
               Harle B. Green,                             Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)