Form 10QSB
period 2004-06-30
GATEWAY BANCSHARES INC /GA/
filed 2004-08-16
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

               Class
               -----

     Common Stock, $5.00 par value             652,638    as of  August 7, 2004


Transitional Small Business Disclosure Format:      Yes [   ]     No [ X ]

                            GATEWAY BANCSHARES, INC.

                            June 30, 2004 Form 10-QSB

                                  TABLE OF CONTENTS



                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .         3

           Consolidated Statements of Income . . . . . . . . . . . . . . . . . . .         4

           Consolidated Statement of Changes in Stockholders' Equity . . . . . . .         5

           Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .         6

           Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .         7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . . . .        10

  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .        16

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .        16

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .        16

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .        17

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .        17

  Signatures. . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .        19


                                   * * * * *

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GATEWAY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                          June 30, 2004    December 31,
                                                           (unaudited)        2003
                                                         ---------------  --------------
ASSETS
  Cash and due from banks                                $    5,527,788   $   8,989,083
  Federal funds sold                                                  -       4,340,000
  Securities available-for-sale                              25,330,759      33,692,972
  Federal Home Loan Bank stock, at cost                         454,800         298,200
  Loans                                                     130,285,468     118,557,379
  Allowance for loan losses                                  (1,821,203)     (1,664,578)
                                                         ---------------  --------------
  Net loans                                                 128,464,265     116,892,801

  Premises and equipment, net                                 3,071,592       2,956,709
  Accrued interest receivable                                   843,251         772,900
  Other assets                                                1,857,481       1,375,060
                                                         ---------------  --------------

      Total assets                                       $  165,549,936   $ 169,317,725
                                                         ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                  $   14,447,971   $  12,308,701
    Interest-bearing                                        126,017,954     135,772,401
                                                         ---------------  --------------

      Total deposits                                        140,465,925     148,081,102

  Long-term borrowings:
    Federal Home Loan Bank advances                           2,500,000       2,500,000
    Long-term obligations                                     3,609,000       3,609,000
  Federal funds purchased and securities sold under
    agreements to repurchase                                  6,506,228       3,206,203
  Accrued interest payable                                      181,898         261,288
  Other liabilities                                             509,982         500,767
                                                         ---------------  --------------

      Total liabilities                                     153,773,033     158,158,360
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares
    authorized, 652,638 shares issued and outstanding)        3,263,190       3,263,190
  Additional paid-in capital                                  3,376,231       3,296,440
  Retained earnings                                           5,450,570       4,638,896
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                           (313,088)        (39,161)
                                                         ---------------  --------------

      Total stockholders' equity                             11,776,903      11,159,365
                                                         ---------------  --------------

      Total liabilities and stockholders' equity         $  165,549,936   $ 169,317,725
                                                         ===============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                                   (unaudited)



                                                                   Three Months Ended        Six Months Ended
                                                                 ----------------------  -----------------------
                                                                  June 30,    June 30,    June 30,     June 30,
                                                                    2004        2003        2004         2003
                                                                 ----------  ----------  -----------  ----------
INTEREST INCOME
  Loans                                                          $2,158,355  $1,827,774  $4,221,538   $3,536,114
  Interest on securities:
    Taxable interest                                                173,011     182,094     381,096      382,066
    Nontaxable interest                                              39,131      33,580      78,314       62,939
  Interest on federal funds sold                                      4,340      16,028       8,764       31,286
                                                                 ----------  ----------  -----------  ----------

      Total interest income                                       2,374,837   2,059,476   4,689,712    4,012,405
                                                                 ----------  ----------  -----------  ----------

INTEREST EXPENSE
  Interest on deposits                                              591,055     681,862   1,233,551    1,366,564
  Interest on notes payable                                          35,850         694      70,750        9,194
  Interest on Federal Home Loan Bank advances                        27,449      30,316      54,924       60,300
  Interest on federal funds purchased and securities sold under
    agreement to repurchase                                           5,478       3,422      17,012        8,245
                                                                 ----------  ----------  -----------  ----------

      Total interest expense                                        659,832     716,294   1,376,237    1,444,303
                                                                 ----------  ----------  -----------  ----------

NET INTEREST INCOME                                               1,715,005   1,343,182   3,313,475    2,568,102
  Provision for loan losses                                         185,000     150,000     270,000      260,000
                                                                 ----------  ----------  -----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,530,005   1,193,182   3,043,475    2,308,102
                                                                 ----------  ----------  -----------  ----------

NONINTEREST INCOME
  Service charges on deposits                                       402,239     233,839     675,794      458,319
  Mortgage loan fees                                                 83,073     153,596     153,797      279,174
  Insurance commissions                                               2,079       2,866       4,190        7,537
  Gains (losses) on sale of securities                                    -           -      (4,086)     183,804
  Other income                                                       38,631      33,689     111,619       63,454
                                                                 ----------  ----------  -----------  ----------

      Total noninterest income                                      526,022     423,990     941,314      992,288
                                                                 ----------  ----------  -----------  ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                                    731,875     640,898   1,438,683    1,275,089
  Occupancy expense                                                  78,908      47,343     134,045       96,859
  Furniture and equipment expense                                    48,654      47,881      98,278       91,928
  Other operating expenses                                          392,731     332,129     835,108      690,253
                                                                 ----------  ----------  -----------  ----------

      Total noninterest expense                                   1,252,168   1,068,251   2,506,114    2,154,129
                                                                 ----------  ----------  -----------  ----------

Income before income taxes                                          803,859     548,921   1,478,675    1,146,261
Income taxes                                                        284,726     204,097     516,894      410,256
                                                                 ----------  ----------  -----------  ----------

      Net income                                                 $  519,133  $  344,824  $  961,781   $  736,005
                                                                 ==========  ==========  ===========  ==========


EARNINGS PER COMMON SHARE, PRIMARY AND FULLY DILUTED

  Net income per common share                                    $     0.80  $     0.51  $     1.47   $     1.08

  Basic weighted average shares outstanding                         652,638     681,461     652,638      681,608

  Diluted earnings per common share                              $     0.72  $     0.49  $     1.33   $     1.02

  Diluted weighted average shares outstanding                       725,175     707,258     725,175      720,789

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                            GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (unaudited)



                                                                                                                   Accumulated
                                                                Total                    Additional                   Other
                                            Comprehensive    Stockholders'     Common      Paid-in     Retained   Comprehensive
                                               Income           Equity         Stock       Capital     Earnings       Income
                                           ---------------  ---------------  ----------  -----------  ----------  --------------
BALANCE, December 31, 2003                                  $   11,159,365   $3,263,190  $ 3,296,440  $4,638,896  $     (39,161)

  Stock options compensation                                        79,791            -       79,791           -              -

  Cash dividends                                                  (150,107)           -            -    (150,107)             -

  Comprehensive income:
    Net income                             $      961,781          961,781            -            -     961,781              -

    Other comprehensive income,
     net of tax:
      Unrealized holding gains
       (losses) on securities available
        for sale, net of reclassification
         adjustment                              (273,927)        (273,927)           -           -           -        (273,927)
                                           ---------------  ---------------  ----------  -----------  ----------  --------------

    Total comprehensive income             $      687,854
                                           ===============

BALANCE, June 30, 2004                                      $   11,776,903   $3,263,190  $ 3,376,231  $5,450,570  $    (313,088)
                                                            ===============  ==========  ===========  ==========  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                           (unaudited)

                                                                          Six Months Ended
                                                                     ----------------------------
                                                                       June 30,       June 30,
                                                                         2004           2003
                                                                     -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                         $    961,781   $    736,005
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                           270,000        260,000
      Depreciation and amortization                                       101,058         81,601
      Stock options compensation                                           79,791         59,792
      Net amortization on securities                                      155,957        235,036
      (Gain) loss on sale of securities                                     4,086       (183,804)
      Deferred income taxes                                               (72,412)       (79,716)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                       (70,351)        (5,808)
        Accrued interest payable                                          (79,390)       (17,246)
        Other assets and liabilities                                     (243,405)      (269,896)
                                                                     -------------  -------------

          Net cash provided by operating activities                     1,107,115        815,964
                                                                     -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                               (11,841,464)    (7,432,707)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                       8,839,858     11,265,729
  Proceeds from sales of available-for-sale securities                  1,259,997      7,595,101
  Purchase of available-for-sale securities                            (2,339,501)   (22,051,502)
  Purchase of Federal Home Loan Bank stock                               (156,600)       (38,200)
  Purchase of premises and equipment                                     (205,441)       (84,544)
                                                                     -------------  -------------

          Net cash used in investing activities                        (4,443,151)   (10,746,123)
                                                                     -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                  (7,615,177)     4,463,415
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                 3,300,025       (886,372)
  Proceeds from notes payable                                                   -        300,000
  Payments on Federal Home Loan Bank advances                                   -     (1,000,000)
  Cash dividends                                                         (150,107)
  Repurchases of common stock                                                   -       (606,910)
  Exercise of stock options                                                     -        122,060
                                                                     -------------  -------------

          Net cash provided by (used in) financing activities          (4,465,259)     2,392,193
                                                                     -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (7,801,295)    (7,537,966)

CASH AND CASH EQUIVALENTS, beginning of period                         13,329,083     14,499,445
                                                                     -------------  -------------

CASH AND CASH EQUIVALENTS, end of period                             $  5,527,788   $  6,961,479
                                                                     =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $  1,455,627   $  1,461,549
    Income taxes                                                          612,989        538,232
                                                                     =============  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2004

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2003.

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

At June 30, 2004, the Company had net unrealized losses of $504,981 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $313,088. There were no trading securities at June 30, 2004. The net decrease in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2003, to June 30, 2004, was $273,927.

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

The Company accounts for its stock option plan under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for stock-based employee compensation. A summary of activity in the Company's stock option plan for the period ended June 30, 2004, is as follows:

                                                                      Weighted
                                                                      Average
                                                            Number    Exercise
                                                           of Shares    Price
                                                           ---------  ---------

       Unexercised options outstanding, December 31, 2003    147,750  $   12.07

          Stock options exercised                                  -          -

          Stock options forfeited                                  -          -
                                                           ---------  ---------

       Unexercised options outstanding, June 30, 2004        147,750  $   12.07
                                                           =========  =========

Each of the outstanding options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At June 30, 2004, the number of options exercisable is 143,550. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 4.91 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the six-month period ended June 30, 2004 and 2003 were $79,791 and $59,792, respectively.

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2004, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's net income for the six months ended June 30, 2004 and 2003 was $961,781 and $736,005, respectively. The increase in net income resulted primarily from net loan growth and an increased net interest margin.

INTEREST INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $4,689,712 and $4,012,405 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest income is a result of overall loan growth during the past year.

INTEREST EXPENSE

Interest expense on deposits and other borrowings for the six months ended June 30, 2004 and 2003 was $1,376,237 and $1,444,303, respectively. The decrease in interest expense is a result of a continued decline in interest rates during the past year. The Bank has successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $270,000 for the six months ended June 30, 2004. The allowance for loan losses as a percent of outstanding loans was 1.40 percent at June 30, 2004 and December 31, 2003.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2004 and 2003 was $941,314 and $992,288, respectively. Noninterest income consisted primarily of service charges on customer deposits ($675,794 for the first six months of 2004 and $458,319 for the same period in 2003), mortgage loan fees ($153,797 for the first six months of 2004 and $279,174 for the same period in 2003), gains(losses) on sales of securities ($(4,086) for the first six months of 2004 and $183,804 for the same period in 2003), ATM and credit card fees, and rental of safe deposit boxes. The decrease primarily resulted from significantly less gains on sales of securities.

NONINTEREST EXPENSE

Noninterest expense totaled $2,506,114 and $2,154,129 for the six months ended June 30, 2004 and 2003, respectively. The largest components of noninterest expense consist of salaries and employee benefits and other operating expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, supplies, printing and postage and other miscellaneous expenses. For the six months ended June 30, 2004, salaries and employee benefits were $163,594 more than the same time period in 2003 due to the hiring of additional staff and increased insurance premiums. At June 30, 2004, other operating expenses were $144,855 more than June 30, 2003 due to increased data processing fees and printing and supplies expenses directly related to the growth in customer accounts and increased consulting fees related to the Bank's pricing model.

INCOME TAXES

Income tax expense was $516,894 and $410,256 for the six months ended June 30, 2004 and 2003, respectively. The increase is a direct result of an increase in taxable income in 2004 as compared to 2003.

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

Securities and federal funds sold decreased $12,702,213 or 33.4 percent from December 31, 2003, to June 30, 2004. The securities portfolio may be analyzed in order to purchase or sell various term investments. Term investments may provide a source of liquidity and may serve as collateral to secure certain government deposits. Securities at June 30, 2004 and December 31, 2003 were $25,330,759 and $33,692,972, respectively, reflecting a decrease of $8,362,213. Federal funds sold decreased $4,340,000 from December 31, 2003 to June 30, 2004. This decline is related to the increase in loans and a decrease in public fund deposits during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at June 30, 2004. At June 30, 2004, the Company had outstanding loans amounting to $128,464,265 net of its allowance for loan losses, or 77.6 percent of total assets, compared to net loans of $116,892,801, or 69 percent of total assets at December 31, 2003. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At June 30, 2004, the Company had nonperforming assets of $992,317, which was 54.5 percent of the loan loss allowance of $1,821,203. Nonperforming assets were .76 percent of all loans and .60 percent of total assets. At December 31, 2003, the Company had nonperforming assets of $444,000, which was 26.7 percent of the loan loss allowance of $1,664,578. Nonperforming assets at December 31, 2003 were .37 percent of all loans and .26 percent of total assets.

NONEARNING ASSETS

Nonearning assets include premises and equipment of $3,071,592 and $2,956,709 at June 30, 2004 and December 31, 2003, respectively. The increase of $114,883 in premises and equipment from December 31, 2003 is primarily due to additions of $205,441 outpacing the depreciation expense. The additions include leasehold improvements, furniture, and equipment for the Bank's operations center which opened in May 2004.

The Bank leases the site for its main office at the rate of $2,165 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period.

Accrued interest receivable was $843,251 at June 30, 2004, an increase of $70,351 from December 31, 2003. The increase is primarily due to the growth in the loan portfolio.

Other assets consist primarily of prepaid expenses, deferred income taxes, and other real estate. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors.

DEPOSITS

At June 30, 2004, the Company had outstanding deposits of $140,465,925 compared to $148,081,102 at December 31, 2003. The decrease in deposits is due to approximately $14 million Catoosa County property tax deposits being withdrawn in early 2004 which were held at December 31, 2003. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $12,308,701 at December 31, 2003, to $14,447,971 at June 30, 2004. Time deposits of $100,000 or more increased by $1,464,722.

OTHER LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $79,390 from December 31, 2003, to June 30, 2004. The decrease is due to slightly lower interest rates in 2004 and lower balances in savings and certificates of deposit.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $617,538 from December 31, 2003, to June 30, 2004, due in part to net income of $961,781 for the six months ended June 30, 2004. The equity adjustment for unrealized gains on securities available-for-sale decreased $273,927 during the six months ended June 30, 2004 resulting in an unrealized loss of $313,088. This decrease is due to the decline in market values on securities during the same period. The Company also paid dividends of $150,107 in 2004.

RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Extensions of credit to directors, executive officers, and principal shareholders totaled $4,492,000 at June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At June 30, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated $22,251,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $67.6 million at June 30, 2004. There are no securities maturing in one year or less.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At June 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.4 million. At June 30, 2004, $3.9 million federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

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

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Company's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities plus qualifying trust preferred securities, amounted to $15.5 million at June 30, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $17.3 million at June 30, 2004. The percentage ratios as calculated under FDIC guidelines were
11.3 percent and 12.5 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at June 30, 2004. Both levels exceeded the minimum ratios of 4 percent and 8 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM 3. CONTROLS AND PROCEDURES

At June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2004, the Company held its annual meeting of shareholders at which the following director nominees were elected to a one-year term by the votes indicated:

Directors                Votes For  Votes Withheld
-----------------------  ---------  --------------

William H. H. Clark        442,781               -
Jeanette W. Dupree         441,781           1,000
James Arthell Gray, Sr.    442,781               -
Harle B. Green             442,781               -
Danny Ray Jackson          442,781               -
Ernest Kresch              442,781               -
Robert G. Peck             442,781               -

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number  Description of Exhibit
--------------  ----------------------

      11        Computation of Net Income Per Share

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1924 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1924 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002


(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATEWAY BANCSHARES, INC.




               /s/ Robert G. Peck                        August 7, 2004
               ----------------------                    --------------
               Robert G. Peck,                           Date
               President and CEO
               (Principal Executive Officer)



               /s/  Harle B. Green                        August 7, 2004
               ----------------------                     --------------
               Harle B. Green,                            Date
               Chairman and Chief Financial Officer
               (Principal Financial Officer)