Form 10QSB
period 2004-09-30
GATEWAY BANCSHARES INC /GA/
filed 2004-11-15
CIK 1007029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class
               -----

     Common Stock, $5.00 par value             652,638    as of November 9, 2004


Transitional Small Business Disclosure Format: Yes [   ]    No [ X ]

                            GATEWAY BANCSHARES, INC.

                         September 30, 2004 Form 10-QSB


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .   3

          Consolidated Statements of Income. . . . . . . . . . . . . . . . .   4

          Consolidated Statement of Changes in Stockholders' Equity. . . . .   5

          Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements . . . . . . . . . . . .   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . .  10

  Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  16

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  16

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. . . .  17

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  17

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  17

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  17

  Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


                                   * * * * *

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                              CONSOLIDATED  BALANCE  SHEETS


                                                          September 30,
                                                              2004         December 31,
                                                           (unaudited)          2003
                                                         ---------------  --------------
ASSETS
  Cash and due from banks                                $    4,915,939   $   8,989,083
  Federal funds sold                                          2,600,000       4,340,000
  Securities available-for-sale                              24,300,307      33,692,972
  Federal Home Loan Bank stock, at cost                         509,300         298,200
  Loans                                                     127,849,785     118,557,379
  Allowance for loan losses                                  (1,798,627)     (1,664,578)
                                                         ---------------  --------------
  Net loans                                                 126,051,158     116,892,801

  Premises and equipment, net                                 3,152,430       2,956,709
  Accrued interest                                              857,593         772,900
  Other assets                                                2,677,861       1,375,060
                                                         ---------------  --------------

      Total assets                                       $  165,064,588   $ 169,317,725
                                                         ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                  $   14,389,828   $  12,308,701
    Interest-bearing                                        127,949,013     135,772,401
                                                         ---------------  --------------

      Total deposits                                        142,338,841     148,081,102

  Long-term borrowings:
    Federal Home Loan Bank advances                           2,000,000       2,500,000
    Notes payable                                             3,609,000       3,609,000
  Federal funds purchased and securities sold
    under agreements to repurchase                            3,643,036       3,206,203
  Accrued interest payable                                      210,538         261,288
  Other liabilities                                             645,237         500,767
                                                         ---------------  --------------

      Total liabilities                                     152,446,652     158,158,360
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY
  Common stock ($5 par value: 10,000,000 shares
    authorized, 652,638 shares issued and outstanding)        3,263,190       3,263,190
  Additional paid-in capital                                  3,416,127       3,296,440
  Retained earnings                                           5,939,475       4,638,896
  Accumulated other comprehensive income:
    Unrealized gains (losses) on investment securities
      available-for-sale, net of tax                               (856)        (39,161)
                                                         ---------------  --------------

      Total stockholders' equity                             12,617,936      11,159,365
                                                         ---------------  --------------

      Total liabilities and stockholders' equity         $  165,064,588   $ 169,317,725
                                                         ===============  ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                                           CONSOLIDATED  STATEMENTS  OF  INCOME
                                                       (unaudited)


                                                                      Three Months Ended                Nine Months Ended
                                                                 -------------------------------  -------------------------------
                                                                  September 30,   September 30,    September 30,   September 30,
                                                                      2004             2003            2004             2003
                                                                 ---------------  --------------  ---------------  --------------
INTEREST INCOME
  Loans                                                          $    2,293,533   $    1,953,660  $    6,515,071   $    5,489,774
  Interest on securities:
    Taxable interest                                                    177,627          160,431         558,723          542,497
    Nontaxable interest                                                  39,083           37,939         117,397          100,878
  Interest on federal funds sold                                          2,813            2,985          11,577           34,271
                                                                 ---------------  --------------  ---------------  --------------

      Total interest income                                           2,513,056        2,155,015       7,202,768        6,167,420
                                                                 ---------------  --------------  ---------------  --------------

INTEREST EXPENSE
  Interest on deposits                                                  602,401          669,724       1,835,952        2,036,288
  Interest on notes payable                                              39,848           10,386         110,598           19,580
  Interest on Federal Home Loan Bank advances                            28,720           29,730          83,644           90,030
  Interest on securities sold under agreement to repurchase and
    on federal funds purchases                                           17,370            7,455          34,382           15,700
                                                                 ---------------  --------------  ---------------  --------------

      Total interest expense                                            688,339          717,295       2,064,576        2,161,598
                                                                 ---------------  --------------  ---------------  --------------

NET INTEREST INCOME                                                   1,824,717        1,437,720       5,138,192        4,005,822
  Provision for loan losses                                             275,000          200,000         545,000          460,000
                                                                 ---------------  --------------  ---------------  --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   1,549,717        1,237,720       4,593,192        3,545,822
                                                                 ---------------  --------------  ---------------  --------------

NONINTEREST INCOME
  Service charges on deposits                                           390,907          270,832       1,066,701          729,151
  Mortgage loan fees                                                     88,083          165,483         241,880          444,657
  Insurance commissions                                                   2,474            2,510           6,664           10,047
  Gains (losses) on sale of securities                                  (54,839)          29,337         (58,925)         213,141
  Other income                                                           51,334           31,658         162,953           95,112
                                                                 ---------------  --------------  ---------------  --------------

      Total noninterest income                                          477,959          499,820       1,419,273        1,492,108
                                                                 ---------------  --------------  ---------------  --------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                        773,482          658,845       2,212,165        1,933,934
  Occupancy expense                                                      71,600           69,246         205,645          166,105
  Furniture and equipment expense                                        56,170           51,010         154,448          142,938
  Other operating expenses                                              383,091          382,317       1,218,199        1,072,570
                                                                 ---------------  --------------  ---------------  --------------

      Total noninterest expense                                       1,284,343        1,161,418       3,790,457        3,315,547
                                                                 ---------------  --------------  ---------------  --------------

Income before income taxes                                              743,333          576,122       2,222,008        1,722,383
Income taxes                                                            254,428          179,193         771,322          589,449
                                                                 ---------------  --------------  ---------------  --------------

      Net income                                                 $      488,905   $      396,929  $    1,450,686   $    1,132,934
                                                                 ===============  ==============  ===============  ==============

EARNINGS PER COMMON SHARE, BASIC AND DILUTED

  Net income per common share                                    $         0.75   $         0.60  $         2.22   $         1.68

  Basic weighted average shares outstanding                             652,638          658,171         652,638          673,711

  Diluted earnings per common share                              $         0.67   $         0.57  $         2.00   $         1.59

  Diluted weighted average shares outstanding                           725,175          697,554         725,175          713,698

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                          GATEWAY BANCSHARES, INC.  AND  SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (unaudited)


                                                                                                                       Accumulated
                                                                       Total                  Additional                  Other
                                                     Comprehensive   Stockholder    Common      Paid-in     Retained  Comprehensive
                                                         Income        Equity       Stock       Capital     Earnings      Income
                                                      ------------  ------------  ----------  -----------  -----------  ----------

BALANCE, December 31, 2003                                          $11,159,365   $3,263,190   $3,296,440  $4,638,896   $  (39,161)

 Stock options compensation                                             119,687            -      119,687           -            -

 Cash dividends                                                        (150,107)           -            -    (150,107)           -

 Comprehensive income:
  Net income                                          $ 1,450,686     1,450,686            -           -    1,450,686            -

  Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securit
    for sale, net of reclassification adjustment           38,305        38,305            -           -            -       38,305
                                                      ------------  ------------  -----------  ----------  -----------  ----------

  Total comprehensive income                          $ 1,488,991
                                                      ============

BALANCE, September 30, 2004                                         $12,617,936   $3,263,190   $3,416,127  $5,939,475   $    (856)
                                                                    ============  ===========  ==========  ===========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                             (unaudited)


                                                                           Nine Months Ended
                                                                     --------------------------------
                                                                      September 30,    September 30,
                                                                          2004             2003
                                                                     ---------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                         $    1,450,686   $    1,132,934
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Provision for loan losses                                             545,000          460,000
      Depreciation and amortization                                         157,212          124,854
      Stock options compensation                                            119,687           89,688
      Net amortization on securities                                        216,227          385,094
      Loss (gain) on sale of securities                                      58,926         (213,142)
      Deferred income taxes                                                (108,617)        (119,574)
      Changes in other operating assets and liabilities:
        Accrued interest receivable                                         (84,693)         (64,022)
        Accrued interest payable                                            (50,750)         (30,857)
        Other assets and liabilities                                     (1,088,943)        (169,613)
                                                                     ---------------  ---------------

          Net cash provided by operating activities                       1,214,735        1,595,362
                                                                     ---------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES
  Net increase in loans                                                  (9,703,357)     (15,212,499)
  Proceeds from maturities, calls, and principal pay-downs
    of securities                                                        10,182,122       15,369,745
  Proceeds from sales of available-for-sale securities                    3,139,337       10,380,568
  Purchase of available-for-sale securities                              (4,142,163)     (27,505,056)
  Purchase of Federal Home Loan Bank stock                                 (211,100)         (38,200)
  Purchase of premises and equipment                                       (337,183)        (183,426)
                                                                     ---------------  ---------------

          Net cash used in investing activities                          (1,072,344)     (17,188,868)
                                                                     ---------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                    (5,742,261)       9,898,667
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                     436,833         (576,208)
  Payments on Federal Home Loan Bank advances                              (500,000)      (1,500,000)
  Proceeds from notes payable                                                     -          300,000
  Cash dividends                                                           (150,107)               -
  Repurchases of common stock                                                     -         (660,350)
  Exercise of stock options                                                       -          134,560
                                                                     ---------------  ---------------

          Net cash provided by (used in) financing activities            (5,955,535)       7,596,669
                                                                     ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (5,813,144)      (7,996,837)

CASH AND CASH EQUIVALENTS, beginning of period                           13,329,083       14,499,445
                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                             $    7,515,939   $    6,502,608
                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $    2,115,326   $    2,192,455
    Income taxes                                                            948,059          780,632
                                                                     ===============  ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   GATEWAY  BANCSHARES,  INC.  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2004

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The consolidated financial statements include the accounts of Gateway Bancshares, Inc., and its wholly-owned subsidiary, Gateway Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed under cover of Form 10-KSB for the year ended December 31, 2003.

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

At September 30, 2004, the Company had net unrealized losses of $1,381 on available-for-sale securities. As a result, the decrease in stockholders' equity, net of deferred taxes, was $856. There were no trading securities at September 30, 2004. The net increase in stockholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2003, to September 30, 2004, was $38,305.

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

In August 2002, the Bank obtained four additional advances of $500,000 each from the Federal Home Loan Bank. One advance with an interest rate of 2.24 percent was paid at maturity on August 27, 2003. The two remaining notes require monthly interest payments at rates of 3.33 percent and 3.84 percent. These notes have staggered maturities of August 29, 2005 and August 28, 2006, respectively. All advances are secured by a blanket lien on single-family first mortgage loans and securities pledged to the Federal Home Loan Bank.

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

The Company accounts for its stock option plan under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for stock-based employee compensation. A summary of activity in the Company's stock option plan for the period ended September 30, 2004, is as follows:

                                                                   Weighted
                                                                   Average
                                                        Number     Exercise
                                                       of Shares    Price
                                                       ---------  ---------

  Unexercised options outstanding, December 31, 2003     147,750  $   12.07

    Stock options exercised                                    -          -

    Stock options forfeited                                    -          -
                                                       ---------  ---------

  Unexercised options outstanding, September 30, 2004    147,750  $   12.07
                                                       =========  =========

Each of the outstanding options to purchase common shares vest beginning one year from the grant date on an equal incremental basis over a period of five years. At September 30, 2004, the number of options exercisable is 143,550. The range of exercise prices and weighted-average remaining contractual life of outstanding options under the stock option plan were $12.00 to $13.00 and 4.66 years, respectively.

Under SFAS No. 123, the fair value of stock options at the date of grant is charged to compensation costs over the vesting period. Compensation costs recognized in the accompanying statements of income for the nine-month period ended September 30, 2004 and 2003 were $119,687 and $89,688, respectively.

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2004, Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2003.

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

RESULTS  OF  OPERATIONS

EARNINGS  SUMMARY

The Company's net income for the nine months ended September 30, 2004 and 2003 was $1,450,686 and $1,132,934, respectively. The increase in net income resulted primarily from net loan growth and an increased net interest margin.

INTEREST  INCOME

Interest income on loans and securities is the principal source of the Company's earnings stream. Fluctuations in interest rates as well as volume and mix changes in earning assets materially affect interest income. Interest income was $7,202,768 and $6,167,420 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest income is a result of overall loan growth during the past year.

INTEREST  EXPENSE

Interest expense on deposits and other borrowings for the nine months ended September 30, 2004 and 2003 was $2,064,576 and $2,161,598, respectively. The decrease in interest expense is a result of overall lower interest rates in 2004 than 2003. Additionally, the Bank has successfully lowered all deposit rates during the past year without sacrificing growth in deposits.

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses in the loan portfolio. This level is determined based upon management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $545,000 for the nine months ended September 30, 2004. The allowance for loan losses as a percent of outstanding loans was 1.41 percent at September 30, 2004 and 1.40 percent at December 31, 2003.

NONINTEREST  INCOME

Noninterest income for the nine months ended September 30, 2004 and 2003 was $1,419,273 and $1,492,108, respectively. Noninterest income consisted primarily of service charges on customer deposits ($1,066,701 for the first nine months of 2004 and $729,151 for the same period in 2003), mortgage loan fees ($241,880 for the first nine months of 2004 and $444,657 for the same period in 2003), gains(losses) on sales of securities ($(58,925) for the first nine months of 2004 and $213,141 for the same period in 2003), ATM and credit card fees, and rental of safe deposit boxes. The net decrease primarily resulted from losses instead of gains on sales of securities and a decrease in mortgage loan fees partially offset by an increase in the Bank's fee structure.

NONINTEREST  EXPENSE

Noninterest expense totaled $3,790,457 and $3,315,547 for the nine months ended September 30, 2004 and 2003, respectively. The largest components of noninterest expense consist of salaries and employee benefits and other operating expenses. Other operating expenses consist primarily of data processing, advertising, professional fees, supplies, printing and postage and other miscellaneous expenses. For the nine months ended September 30, 2004, salaries and employee benefits were $278,231 more than the same time period in 2003 due to the hiring of additional staff and increased incentive compensation and 401(k) matching funds provided to the employees. For the nine months ended September 30, 2004, other operating expenses were $145,629 more than the same period in 2003 due to increased data processing fees and printing and supplies expenses directly related to the growth in customer accounts and increased state, county and city taxes and bank correspondent charges.

INCOME  TAXES

Income tax expense was $771,322 and $589,449 for the nine months ended September 30, 2004 and 2003, respectively. The increase is a direct result of an increase in taxable income in 2004 as compared to 2003.

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

Securities and federal funds sold decreased $11,132,665 or 29.3 percent from December 31, 2003, to September 30, 2004. The securities portfolio may be analyzed in order to purchase or sell various term investments. Term investments may provide a source of liquidity and may serve as collateral to secure certain government deposits. Securities at September 30, 2004 and December 31, 2003 were $24,300,307 and $33,692,972, respectively, reflecting a decrease of $9,392,665. Federal funds sold decreased $1,740,000 from December 31, 2003 to September 30, 2004. This decline is related to the increase in loans and a decrease in public fund deposits during the same period.

LOANS

Loans represent the single largest category of the Company's earning assets at September 30, 2004. At September 30, 2004, the Company had outstanding loans amounting to $126,051,158 net of its allowance for loan losses, or 76.3 percent of total assets, compared to net loans of $116,892,801, or 69 percent of total assets at December 31, 2003. The Company will continue to search for loan opportunities in its market area while assuming acceptable levels of risk.

ASSET QUALITY

Asset quality is measured by three key ratios: (1) the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate), (2) nonperforming assets to total assets, and (3) nonperforming assets to total loans. At September 30, 2004, the Company had nonperforming assets of $879,037, which was 48.9 percent of the loan loss allowance of $1,798,627. Nonperforming assets were .68 percent of all loans and .53 percent of total assets. At December 31, 2003, the Company had nonperforming assets of $444,000, which was 26.7 percent of the loan loss allowance of $1,664,578. Nonperforming assets at December 31, 2003 were .37 percent of all loans and .26 percent of total assets.

NONEARNING  ASSETS

Nonearning assets include premises and equipment of $3,152,430 and $2,956,709 at September 30, 2004 and December 31, 2003, respectively. The increase of $195,721 in premises and equipment from December 31, 2003 is primarily due to additions of $337,183 outpacing the depreciation expense. The additions include leasehold improvements, furniture, and equipment for the Bank's operations center which opened in May 2004.

The Bank leases the site for its main office at the rate of $2,165 per month. The lease term is for a maximum of fifty years, including extensions after the initial twenty-year period, and subject to certain conditions after the initial forty-year period. The operations center is leased at a rate of $3,500 per month with the lease expiring in seven years on May 31, 2011.

Accrued interest receivable was $857,593 at September 30, 2004, an increase of $84,693 from December 31, 2003. The increase is primarily due to the growth in the loan portfolio.

Other assets consist primarily of prepaid expenses, deferred income taxes, other real estate, and bank owned life insurance. Deferred income taxes consists primarily of tax benefits related to timing differences in the tax and financial reporting treatment of the allowance of loan losses, as well as other factors. Other assets increased $1,302,801 from December 31, 2003, to September 30, 2004. This increase is mostly due to the Bank purchasing $750,000 bank owned life insurance and moving $426,000 from loans to other real estate.

DEPOSITS

At September 30, 2004, the Company had outstanding deposits of $142,338,841 compared to $148,081,102 at December 31, 2003. The decrease in deposits is due to approximately $14 million Catoosa County property tax deposits being withdrawn in early 2004 which were held at December 31, 2003. Deposits are the Company's primary source of funds to support its earning assets. Noninterest-bearing deposits increased from $12,308,701 at December 31, 2003, to $14,389,828 at September 30, 2004. Time deposits of $100,000 or more increased by $5,124,087.

OTHER  LIABILITIES

Other liabilities consist primarily of accrued interest payable and accounts payable. Accrued interest payable decreased $50,750 from December 31, 2003, to September 30, 2004. The decrease is due to slightly lower interest rates in 2004 and lower balances in savings and certificates of deposit.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $1,458,571 from December 31, 2003, to September 30, 2004, due in part to net income of $1,450,686 for the nine months ended September 30, 2004. The equity adjustment for unrealized gains on securities available-for-sale decreased $38,305 during the nine months ended September 30, 2004 resulting in an unrealized loss of $856. This decrease is due to the decline in market values on securities during the same period. The Company also paid dividends of $150,107 in 2004.

RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, executive officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Extensions of credit to directors, executive officers, and principal shareholders totaled $4,110,000 at September 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At September 30, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated $23,343,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of securities. Outstanding loans that mature in one year or less totaled approximately $83.7 million at September 30, 2004. Securities maturing in one year or less totaled approximately $179 thousand.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At September 30, 2004, funds were also available through the purchase of federal funds from correspondent commercial banks. Purchases can be made from available lines of up to an aggregate of approximately $8.4 million.

At September 30, 2004, no federal funds had been purchased. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable cash position.

CAPITAL RESOURCES

A strong capital position is vital to the profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided for its capital requirements with proceeds from its initial stock offering in 1996 and through the retention of earnings.

FEDERAL HOME LOAN BANK ADVANCES

In order to maintain and improve its liquidity position, the Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member of the FHLB, the Bank is able to manage its liquidity and reduce interest rate risk by having a funding source to match longer term loans. The terms of the Bank's loans from the FHLB are summarized in Note 4 to the Consolidated Financial Statements appearing in this report.

REGULATORY CAPITAL REQUIREMENTS

Regulatory capital guidelines administered by the federal banking agencies take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, the Company's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. Tier I capital, which consists of common equity less unrealized gains on available-for-sale securities plus qualifying trust preferred securities, amounted to $16.1 million at September 30, 2004. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as total risk-based capital and was $17.8 million at September 30, 2004. The percentage ratios as calculated under FDIC guidelines were 11.7 percent and 13.0 percent for Tier I and total risk-based capital, respectively, to risk-weighted assets at September 30, 2004. Both levels exceeded the minimum ratios to be well capitalized of 6 percent and 10 percent, respectively. Management has reviewed and will continue to monitor asset mix, product pricing, and the loan loss allowance, which are the areas it believes are most affected by these requirements.

ITEM 3. CONTROLS AND PROCEDURES

At September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material adverse effect upon the operations or financial condition of the Bank.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NONE

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



                    /s/  Robert  G.  Peck                       November 9, 2004
                    ----------------------                      ----------------
                    Robert  G.  Peck,                           Date
                    President and CEO
                    (Principal Executive Officer)



                    /s/  Harle  B.  Green                       November 9, 2004
                    ----------------------                      ----------------
                    Harle  B.  Green,                           Date
                    Chairman and Chief Financial Officer
                    (Principal Financial Officer)